Form 10-Q
period 2024-12-27
Sandisk Corp
filed 2025-03-07
CIK 2023554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number: 001-42420

Sandisk Corporation
(Exact name of registrant as specified in its charter)

Delaware			99-1508671
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

951 Sandisk Drive	Milpitas	California	95035
(Address of principal executive offices)			(Zip Code)
(408) 801-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	SNDK	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☒	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of the close of business on February 27, 2025, 114,863,251 shares of common stock, par value $0.01 per share, were outstanding.

SANDISK CORPORATION
Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a condensed combined basis. As used herein, the terms “we,” “us,” “our,” the “Company,” and “Sandisk” refer to Sandisk Corporation and its subsidiaries, unless we state, or the context indicates, otherwise.
Sandisk, a Delaware corporation, is the parent company of our NAND flash data storage business. Our principal executive offices are located at 951 Sandisk Drive, Milpitas, California, 95035. Our telephone number is (408) 801-1000.

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include but are not limited to, statements regarding Sandisk Corporation’s (the “Company’s”) expectations related to operating as an independent company, its product and technology developments and all statements regarding the Company’s expected future position, results of operations, cash flows, and statements containing the use of forward-looking words, such as “may,” “will,” “could,” “would,” “should,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” “approximate,” “intend,” “upside,” “target,” and the like, or the use of the future tense of these or other similar words. Statements contained herein concerning the Company’s expectations related to operating as an independent company, outlook or future economic performance, anticipated profitability, revenues, expenses, or other financial items, products or services line growth of the Company, and predicted market outcomes, together with other statements that are not historical facts, are forward-looking statements that are estimates reflecting the best judgment of the Company based upon currently available information. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions.
These forward-looking statements are based upon management’s current expectations and represent the most current information available to us as of the date of this Quarterly Report on Form 10-Q. The Company is subject to a number of unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause actual results, performance or plans to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:
•adverse changes in global or regional conditions;
•supply chain risks, including our dependence on a limited number of qualified suppliers, the availability and cost of materials and components for our products, and disruptions to our supply chain;
•damage or disruption to our operations or to those of our suppliers;
•product defects;
•our reliance on strategic relationships with key partners, including Kioxia Corporation;
•the development and introduction of new products or technologies and management of technology transitions;
•future responses to and effects of public health crises;
•loss of revenue from, or consolidation of, our key customers or increases in our customers’ credit risk;
•volatile demand and pricing trends and fluctuations in average selling prices;
•our ability to respond to market and other changes in our distribution channel and retail market;
•sales cyclicality and our ability to accurately forecast demand;
•our level of debt;
•fluctuations in currency exchange rates;
•hiring and retention of key employees;
•risks associated with legal or regulatory compliance, changing legal and regulatory requirements, and the impact and outcome of legal proceedings;
•compromise, damage or interruption from cybersecurity incidents or other data or system security risks;
•reliance on intellectual property and other proprietary information;
•our ability to achieve some or all of the expected benefits of the spin-off and uncertainties regarding the impacts of the spin-off, including indemnification responsibilities and tax-related considerations;
•our historical and pro forma financial information is not necessarily representative of the results that we would have achieved as a separate publicly traded company;
•uncertainties regarding potential impairments to goodwill and long-lived assets; and
•whether there will be an active trading market for our common stock.
You are urged to carefully review our disclosures concerning these risks and the additional disclosures we make concerning material risks and other factors that may affect the outcome of our forward-looking statements and our business and operating results, including those made in our Registration Statement on Form 10, initially filed with the United States Securities and Exchange Commission on November 25, 2024, and as further amended thereafter and declared effective on January 31, 2025 (as amended, the “Form 10”). You are cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report on Form 10-Q, which speak only as of the date of this document. We do not intend, and undertake no obligation, to update or revise these forward-looking statements to reflect new information or events after the date of this document or to reflect the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Combined Financial Statements (unaudited)
SANDISK CORPORATION
CONDENSED COMBINED BALANCE SHEETS
(in millions)
(Unaudited)

	December 27, 2024	June 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$804	$328
Accounts receivable, net	904	935
Inventories	2,172	1,955
Income tax receivable	8	7
Other current assets	568	221
Notes due from Parent	—	102
Total current assets	4,456	3,548
Property, plant and equipment, net	579	791
Notes receivable and investments in Flash Ventures	871	1,001
Goodwill	6,825	7,207
Deferred tax assets	96	96
Income tax receivable, non-current	13	11
Other non-current assets	1,394	852
Total assets	$14,234	$13,506
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$320	$357
Accounts payable to related parties	369	313
Accrued expenses	438	424
Accrued compensation	188	195
Income tax payables	5	20
Notes due to Parent	553	814
Total current liabilities	1,873	2,123
Deferred tax liabilities	53	15
Other liabilities	307	286
Total liabilities	2,233	2,424
Commitments and contingencies (Notes 9, 10, 12 and 14)
Parent company net investment
Parent company net investment	12,435	11,534
Accumulated other comprehensive loss	(434)	(452)
Total Parent company net investment	12,001	11,082
Total liabilities and Parent company net investment	$14,234	$13,506
The accompanying notes are an integral part of these Condensed Combined Financial Statements.

SANDISK CORPORATION
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Revenue, net	$1,876	$1,665	$3,759	$3,198
Cost of revenue	1,270	1,504	2,427	3,225
Gross profit (loss)	606	161	1,332	(27)
Operating expenses:
Research and development	279	246	562	486
Selling, general and administrative	142	113	272	231
Business separation costs	21	34	41	34
Employee termination and other	3	13	5	(46)
Gain on business divestiture	(34)	—	(34)	—
Total operating expenses	411	406	846	705
Operating income (loss)	195	(245)	486	(732)
Interest and other expense:
Interest income	2	3	5	6
Interest expense	(4)	(11)	(6)	(22)
Other expense, net	(20)	(7)	(45)	(6)
Total interest and other expense, net	(22)	(15)	(46)	(22)
Income (loss) before taxes	173	(260)	440	(754)
Income tax expense	69	41	125	65
Net income (loss)	$104	$(301)	$315	$(819)
The accompanying notes are an integral part of these Condensed Combined Financial Statements.

SANDISK CORPORATION
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Net income (loss)	$104	$(301)	$315	$(819)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	(78)	24	(35)	8
Net unrealized gain (loss) on derivative contracts	(137)	74	74	25
Total other comprehensive income (loss), before tax	(215)	98	39	33
Income tax benefit (expense) related to items of other comprehensive income (loss), before tax	30	(15)	(15)	(5)
Other comprehensive income (loss), net of tax	(185)	83	24	28
Total comprehensive income (loss)	$(81)	$(218)	$339	$(791)
The accompanying notes are an integral part of these Condensed Combined Financial Statements.

SANDISK CORPORATION
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	December 27, 2024	December 29, 2023
Cash flows from operating activities
Net income (loss)	$315	$(819)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	90	114
Stock-based compensation	89	77
Deferred income taxes	23	1
Gain on disposal of assets	(1)	(60)
Non-cash portion of impairment of cost method investments	1	—
Unrealized foreign exchange (gain) loss	(5)	26
Gain on business divestiture	(34)	—
Equity loss in investees, net of dividends received	59	4
Other non-cash operating activities, net	10	41
Settlement of accrued interest on Notes due to Parent	(96)	—
Changes in:
Accounts receivable, net	31	(145)
Inventories	(252)	657
Accounts payable	57	100
Accounts payable to related parties	(54)	(42)
Accrued expenses	13	(90)
Accrued compensation	6	7
Other assets and liabilities, net	(288)	(38)
Net cash used in operating activities	(36)	(167)
Cash flows from investing activities
Purchases of property, plant and equipment	(115)	(99)
Proceeds from the sale of property, plant and equipment	—	134
Proceeds from dispositions of business	191	—
Notes receivable issuances to Flash Ventures	(266)	(184)
Notes receivable proceeds from Flash Ventures	182	263
Distributions from Flash Ventures	176	—
Strategic investments and other, net	1	(1)
Net cash provided by investing activities	169	113
Cash flows from financing activities
Proceeds from borrowings on Notes due to Parent	550	—
Proceeds from principal repayments on Notes due from Parent	101	—
Repayments of principal on Notes due to Parent	(76)	(14)
Transfers from (to) Parent	(231)	274
Origination of Notes due from Parent	—	(74)
Net cash provided by financing activities	344	186
Effect of exchange rate changes on cash	(1)	1
Net increase in cash and cash equivalents	476	133
Cash and cash equivalents, beginning of year	328	292
Cash and cash equivalents, end of period	$804	$425
Supplemental disclosure of cash flow information:
Cash paid for interest	$99	$6
Cash received for interest	2	7
Non-cash transfers of Notes due to Parent transferred from Parent	673	—
Non-cash transfers of other assets and liabilities, net, from Parent	37	—
Non-cash transfers of property, plant and equipment from Parent	25	2
Non-cash transfers of strategic investments from Parent	7	—
Non-cash transfers of liability for unrecognized tax benefits transferred from Parent	(14)	—
Non-cash transfers of deferred taxes from Parent	—	8
Non-cash transfers of Notes due from Parent transferred to Parent	—	(113)
The accompanying notes are an integral part of these Condensed Combined Financial Statements.

SANDISK CORPORATION
CONDENSED COMBINED STATEMENTS OF CHANGES IN PARENT COMPANY NET INVESTMENT
(in millions)
(Unaudited)

	Parent Company Net Investment	Accumulated Other Comprehensive Loss	Total
Balance at June 28, 2024	$11,534	$(452)	$11,082
Net income	211	—	211
Foreign currency translation adjustment	—	43	43
Net unrealized gain on derivative contracts	—	166	166
Stock-based compensation	41	—	41
Net transfer from Parent	583	—	583
Balance at September 27, 2024	12,369	(243)	12,126
Net income	104	—	104
Foreign currency translation adjustment	—	(78)	(78)
Net unrealized loss on derivative contracts	—	(107)	(107)
Stock-based compensation	48	—	48
Net transfer to Parent	(86)	(6)	(92)
Balance at December 27, 2024	$12,435	$(434)	$12,001

	Parent Company Net Investment	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2023	$11,782	$(343)	$11,439
Net loss	(518)	—	(518)
Foreign currency translation adjustment	—	(16)	(16)
Net unrealized loss on derivative contracts	—	(39)	(39)
Stock-based compensation	40	—	40
Net transfer from Parent	19	—	19
Balance at September 29, 2023	11,323	(398)	10,925
Net loss	(301)	—	(301)
Foreign currency translation adjustment	—	24	24
Net unrealized gain on derivative contracts	—	59	59
Stock-based compensation	37	—	37
Net transfer from Parent	152	—	152
Balance at December 29, 2023	$11,211	$(315)	$10,896
The accompanying notes are an integral part of these Condensed Combined Financial Statements.

SANDISK CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Organization and Basis of Presentation
Description of the Company
Sandisk Corporation (“Company,” “we,” “us,” or “our”) is a leading developer, manufacturer and provider of data storage devices and solutions based on NAND flash technology. With a differentiated innovation engine driving advancements in storage and semiconductor technologies, our broad and ever-expanding portfolio delivers powerful flash storage solutions for everyone from students, gamers, and home offices to the largest enterprises and public clouds to capture, preserve, access, and transform an ever-increasing diversity of data. The Company operates primarily in the United States (“U.S.”) and internationally, with a significant concentration in the Asia Pacific region.
On October 30, 2023, our parent company, Western Digital Corporation (collectively “WDC” or “Parent”), announced that its board of directors (“WDC Board of Directors”) authorized management to pursue a plan to separate the Company into an independent public company. The separation received final approval by the WDC Board of Directors and was completed on February 21, 2025.
WDC executed the spin-off of the Company through WDC’s pro rata distribution of 80.1% of the outstanding shares of common stock of the Company to holders of WDC’s common stock. Each WDC stockholder received one-third (1/3) of one share of the Company’s common stock for each share of WDC’s common stock held by such WDC stockholder as of February 12, 2025, the record date of the distribution. Upon completion of the separation, WDC owned 19.9% of the shares of the Company’s common stock, which WDC is expected to retain for a period of up to 12 months following the distribution.
The completion of the spin-off was subject to certain conditions as described in our Registration Statement on Form 10, initially filed with the U.S. Securities and Exchange Commission (“SEC”) on November 25, 2024, and as further amended thereafter and declared effective on January 31, 2025 (as amended, the “Form 10”).
In connection with the spin-off, the Company entered into or adopted several agreements that provide a framework for the relationships between the Company and WDC. See Part 1, Item 1, Note 9, Related Parties and Related Commitments and Contingencies, of the Notes to the Combined Financial Statements included in this Quarterly Report on Form 10-Q.
The accounting policies followed by the Company are set forth in Note 1, Organization and Basis of Presentation, of the Notes to the Combined Financial Statements for the year ended June 28, 2024, included in Exhibit 99.1 to our Form 10.
Unaudited Interim Financial Information
The Company has prepared the accompanying Condensed Combined Financial Statements pursuant to the rules and regulations of the SEC for interim financial reporting. These Condensed Combined Financial Statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our operations, financial position, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These Condensed Combined Financial Statements should be read in conjunction with the Company’s audited Combined Financial Statements and accompanying notes for the year ended June 28, 2024, included in our Form 10.
Basis of Presentation
Throughout the periods covered by the Condensed Combined Financial Statements, the Company was an operating segment of WDC. Consequently, stand-alone interim financial statements were not historically prepared for the Company. The accompanying Condensed Combined Financial Statements have been prepared from WDC’s historical consolidated interim financial statements and accounting records and are presented on a stand-alone basis as if the Company’s operations had been conducted independently from WDC. The Company utilized allocations and carve-out methodologies to prepare these historic Condensed Combined Financial Statements. The Condensed Combined Financial Statements include the historical results of operations, financial position, and cash flows of the Company in accordance with GAAP, and the Company has adopted accounting policies and practices that are generally accepted in the industry in which it operates. As no single legal entity of the Company had a controlling financial interest in all other legal entities as of the reporting date, Condensed Combined Financial Statements have been prepared.

SANDISK CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)
Intercompany transactions have been eliminated. With the exception of balances associated with lending arrangements reflected within Notes due to (from) Parent in the Condensed Combined Balance Sheets, transactions between the Company and WDC are generally considered to be effectively settled in the Condensed Combined Financial Statements at the time the transactions are recorded. The total net effect of the settlement of these transactions is reflected in the Condensed Combined Statements of Cash Flows as a financing activity and in the Condensed Combined Balance Sheets as Parent company net investment. General financing activities include the net impact of any cash movements resulting from WDC’s centralized treasury cash management.
The Condensed Combined Balance Sheets include all assets and liabilities that are specifically identifiable or otherwise attributable to the Company. Assets and liabilities shared between the Company and WDC are included in the stand-alone financial statements to the extent the asset is primarily used by the Company. If the Company is not the primary user of the asset, it is excluded entirely from the Condensed Combined Financial Statements. WDC has historically used a centralized approach to cash management and financing of its operations, as needed. Certain of our cash was transferred to WDC according to centrally managed cash programs by treasury, and WDC funded our operating and investing activities as needed. Cash transfers to and from WDC’s cash management accounts are reflected as a component of the Parent company net investment in the Condensed Combined Balance Sheets. Cash and cash equivalents in our Condensed Combined Balance Sheets primarily represent cash held locally by entities included in our Condensed Combined Financial Statements.
None of the debt obligations of WDC or corresponding interest expense have been included in the accompanying Condensed Combined Financial Statements, as the Company is neither the legal obligor nor transferee for any portion of such debt. WDC’s debt obligations were secured by a lien on substantially all assets and properties of WDC and certain key subsidiaries, which included assets and properties of the Company prior to the completion of the separation.
The Condensed Combined Statements of Operations and Comprehensive Income (Loss) include all revenues and costs directly attributable to the Company as well as an allocation of expenses related to facilities, functions and services provided by WDC. Allocation of general corporate expenses from WDC include, but are not limited to, executive management, finance, tax, legal, information technology, employee benefits administration, treasury, risk management, procurement, and other shared services. These corporate expenses have been allocated to the Company based on direct usage or benefit, where identifiable, with the remainder allocated based on headcount, revenue, or other relevant measures. The allocated costs are deemed to be settled between the Company and WDC in the period in which the expense was recorded in the Condensed Combined Statements of Operations. The Condensed Combined Statements of Cash Flows present these corporate expenses as cash flows from operating activities, as these costs were incurred by WDC on our behalf. We consider these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, the Company. The allocations may not, however, reflect the expense the Company would have incurred as a stand-alone company for the periods presented. Additionally, these costs may not be indicative of the expenses that the Company will incur in the future or would have incurred if the Company had obtained these services from an unrelated third party. It is not practicable to estimate the actual costs that would have been incurred had the Company been a stand-alone company during the periods presented. The actual costs that may have been incurred would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by employees, and decisions with respect to areas such as facilities, information technology, and operating infrastructure.
WDC maintains various stock-based compensation plans at a corporate level. Employees of the Company participated in those programs and a portion of the compensation cost associated with those plans is included in the Company’s Condensed Combined Statements of Operations for the periods presented in this Quarterly Report on Form 10-Q. Stock-based compensation expense has been included within Parent company net investment. The amounts presented in the Condensed Combined Financial Statements are not necessarily indicative of future awards and may not reflect the results that the Company would have experienced as a stand-alone entity.
Current and deferred income taxes and related tax expenses have been determined based on the stand-alone results of the Company by applying Accounting Standards Codification No. 740, Income Taxes, to the Company’s operations in each country as if it were a separate taxpayer (i.e., following the “Separate Return Methodology”).
Fiscal Year
The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, we report a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2025, which will end on June 27, 2025, and fiscal year 2024, which ended on June 28, 2024, are each comprised of 52 weeks, with all quarters presented consisting of 13 weeks. Unless otherwise indicated, references herein to specific years and quarters are to fiscal years and fiscal quarters, and references to financial information are on a condensed combined basis.

SANDISK CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)
Segment Reporting
Operating segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company currently operates as both a single operating and reportable segment.
Business Separation Costs
On October 30, 2023, WDC announced that its Board of Directors had completed its strategic review and, after evaluating a comprehensive range of alternatives, authorized WDC to pursue a plan to separate its flash business from its hard disk drive business to create two independent public companies. As a result of the plan, the Company has incurred separation and transition costs related to the completion of its separation from WDC. The separation and transition costs are recorded within Business separation costs in the Condensed Combined Statements of Operations.
Use of Estimates
Management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented, with consideration given to the potential impacts of current macroeconomic conditions. However, actual results could differ materially from these estimates.
Note 2.    Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In September 2022, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) No. 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. The ASU requires the Company to provide disclosure of outstanding obligations to such suppliers for all balance sheet dates presented beginning with the Company’s first quarter of 2024 and to provide certain annual roll-forward information related to those obligations beginning with the Company’s first fiscal quarter of 2025. The ASU does not affect the recognition, measurement or financial statement presentation for supplier finance program obligations. The Company adopted the guidance on the first day of fiscal year 2024, and the adoption did not have a material impact on its Condensed Combined Financial Statements. As of December 27, 2024, none of the Company’s suppliers are utilizing these programs.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands on segment reporting requirements primarily through enhanced disclosures surrounding significant segment expenses. The ASU expands on existing segment reporting requirements to require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity’s CODM, a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. These incremental disclosures will be required beginning with the Company’s financial statements for the year ending June 27, 2025. The Company is currently assessing these reporting requirements and expects to provide any required disclosures at that time.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU calls for enhanced income tax disclosure requirements surrounding the tabular rate reconciliation and income taxes paid. The Company is currently compiling the information required for these disclosures. These incremental disclosures will be required beginning with the Company’s financial statements for the year ending June 26, 2026, with early adoption permitted. The Company expects to provide any required disclosures at that time.

SANDISK CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)
In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which is intended to improve disclosures about the expenses of public entities. The new guidance requires more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales and selling, general and administrative expenses) and requires public entities to disclose, on an annual and interim basis, the amounts of expenses included in each relevant expense caption presented on the face of the income statement within continuing operations, in a tabular format. Additionally, public entities will be required to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, the total amount of selling expenses, and, in annual reporting periods, the definition of selling expenses. This standard is effective on either a prospective or retrospective basis for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently compiling the information required for these disclosures and assessing the basis of adoption and expects to adopt the guidance for annual reporting periods included in the Company’s financial statements for the year ending June 30, 2028.
Note 3.    Geographic Information and Concentrations of Risk
Disaggregated Revenue
The Company’s broad portfolio of technology and products addresses multiple end markets. Cloud represents a large and growing end market comprised primarily of products for public or private cloud environments and enterprise customers. Through the Client end market, the Company provides its original equipment manufacturer (“OEM”) and channel customers a broad array of high-performance flash solutions across personal computer, mobile, gaming, automotive, virtual reality headsets, at-home entertainment, and industrial spaces. The Consumer end market is highlighted by the Company’s broad range of retail and other end-user products, which capitalize on the strength of the Company’s product brand recognition and vast points of presence around the world.
The Company’s disaggregated revenue information was as follows:

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
	(in millions)
Revenue by end market
Cloud	$250	$40	$550	$58
Client	1,028	970	2,097	1,967
Consumer	598	655	1,112	1,173
Total revenue	$1,876	$1,665	$3,759	$3,198

Revenue by geography
Asia	$1,086	$1,112	$2,236	$2,173
Americas	389	257	832	487
Europe, Middle East and Africa	401	296	691	538
Total revenue	$1,876	$1,665	$3,759	$3,198
The Company’s top 10 customers accounted for 42% and 46% of its net revenue for the three and six months ended December 27, 2024, respectively, and 45% and 43% of its net revenue for the three and six months ended December 29, 2023, respectively. For the three and six months ended December 27, 2024, no customer accounted for more than 10% of the Company’s net revenue. For the three and six months ended December 29, 2023, one customer accounted for 10% of the Company’s net revenue.

SANDISK CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)
Note 4.    Revenues
Contract assets represent the Company’s rights to consideration where performance obligations are completed, but the customer payments are not due until another performance obligation is satisfied. The Company did not have any contract assets as of December 27, 2024, or June 28, 2024. Contract liabilities relate to customers’ payments in advance of performance under the contract and primarily relate to remaining performance obligations under professional service and support and maintenance contracts. Contract liabilities as of December 27, 2024 and June 28, 2024, and changes in contract liabilities for the three and six months ended December 27, 2024 and December 29, 2023, were not material.
The Company incurs sales commissions as direct incremental costs to obtain sales contracts. The Company has applied the practical expedient to recognize sales commissions as an expense when incurred if the amortization period is expected to be one year or less or the amount is not material, with these costs charged to Selling, general and administrative expenses. The Company had no other direct incremental costs to obtain contracts that have an expected benefit of greater than one year.
The Company applies the practical expedients and does not disclose the transaction price allocated to the remaining performance obligations for (i) arrangements with an original expected duration of one year or less, mainly consisting of professional service, support, and maintenance contracts, and (ii) variable consideration for sale-based or usage-based royalties for intellectual property license arrangements, which typically range longer than one year. The remaining performance obligations are mainly attributed to right-to-access patent license arrangements, professional service arrangements and customer support and service contracts, which will be recognized over their contract period. The transaction price allocated to the remaining performance obligations as of December 27, 2024, was not material.
Note 5.    Supplemental Financial Statement Data
Goodwill
The following table provides a summary of goodwill activity for the period presented:

(in millions)
Balance at June 28, 2024	$7,207
Divestiture (1)	(382)
Balance at September 27, 2024	$6,825
(1) On September 28, 2024, the Company sold its majority interest in a subsidiary. See further discussion in Part 1, Item 1, Note 9, Related Parties and Related Commitments and Contingencies.
Goodwill attributed to the Company represents the historical goodwill balances in WDC’s business arising from acquisitions specific to the Company.
The Company determined that its single operating segment was also its single reporting unit. Goodwill is not amortized. Instead, it is tested for impairment annually as of the beginning of the Company’s fourth quarter or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company uses qualitative factors to determine whether goodwill is more likely than not impaired and whether a quantitative test for impairment is considered necessary. If the Company concludes from the qualitative assessment that goodwill is more likely than not impaired, the Company is required to perform a quantitative approach to determine the amount of impairment.
The Company is required to use judgment when assessing goodwill for impairment, including evaluating the impact of industry and macroeconomic conditions and the determination of the fair value of the reporting unit. In addition, the estimates and assumptions used to determine the fair value as well as the actual carrying value may change based on future changes in the Company’s results of operations, macroeconomic conditions or other factors. Changes in these estimates and assumptions could materially affect the Company’s assessment of the fair value and goodwill impairment. In addition, if negative macroeconomic conditions continue or worsen, goodwill could become impaired, which could result in an impairment charge and materially adversely affect the Company’s financial condition and results of operations.
For the three and six months ended December 29, 2023, there were no impairment charges recorded. In the three months ended December 27, 2024, the Company identified macroeconomic conditions and other qualitative factors indicating a potential impairment of goodwill at December 27, 2024. The Company conducted a quantitative analysis of the fair value of its sole reporting unit to determine the existence and magnitude of any potential goodwill impairment. The quantitative analysis employed a weighted valuation model, assessing the fair value of the reporting unit using both income and market approaches.

SANDISK CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)
The income approach valued the projected discounted cash flows that are expected to be generated by the Company’s reporting unit and required judgments and estimates surrounding general economic conditions and company-specific performance inputs such as revenue growth rates, gross margins, operating costs, capital expenditures, assumed tax rates and other assumptions deemed reasonable by management. The market approach valued the reporting unit based upon financial performance and market multiples of comparable public companies, including consideration of a control premium representing the estimated amount a market participant would pay to obtain a controlling interest in the Company. After completion of the quantitative analysis, the Company determined that the fair value of its reporting unit exceeded its carrying value by 12%, resulting in no impairment charges recorded in the three and six months ended December 27, 2024. See Part 1, Item 1, Note 15, Subsequent Events, for information about a potential impairment of goodwill for the three months ending March 28, 2025.
Accounts receivable, net
From time to time, in connection with factoring agreements, WDC sells certain of our trade accounts receivable without recourse to third-party purchasers in exchange for cash. During the six months ended December 27, 2024, there were no trade accounts receivable of the Company sold by WDC. During the six months ended December 29, 2023, WDC sold trade accounts receivable of the Company and received cash proceeds of $272 million. The discounts on the trade accounts receivable sold during the period were not material and were recorded within Other expense, net in the Condensed Combined Statements of Operations. There were no factored receivables outstanding as of December 27, 2024 and June 28, 2024.
Inventories

	December 27, 2024	June 28, 2024
	(in millions)
Inventories:
Raw materials and component parts	$1,661	$1,398
Work-in-process	208	237
Finished goods	303	320
Total inventories	$2,172	$1,955
Property, plant and equipment, net

	December 27, 2024	June 28, 2024
	(in millions)
Property, plant and equipment:
Land	$10	$10
Machinery and equipment	1,463	2,340
Buildings and improvements	280	397
Computer equipment and software	153	123
Furniture and fixtures	18	16
Construction-in-process	114	108
Property, plant and equipment, gross	2,038	2,994
Accumulated depreciation	(1,459)	(2,203)
Property, plant and equipment, net	$579	$791

SANDISK CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)
Product warranty liability
Changes in the warranty accrual were as follows:

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
	(in millions)
Warranty accrual, beginning of period	$41	$40	$48	$42
Charges to operations	8	8	9	15
Utilization	(9)	(7)	(17)	(17)
Changes in estimate related to pre-existing warranties	4	2	4	3
Warranty accrual, end of period	$44	$43	$44	$43
The current portion of the warranty accrual was classified in Accrued expenses and the long-term portion was classified in Other liabilities as noted below:

	December 27, 2024	June 28, 2024
	(in millions)
Warranty accrual:
Current portion	$22	$27
Long-term portion	22	21
Total warranty accrual	$44	$48
Other liabilities

	December 27, 2024	June 28, 2024
	(in millions)
Other liabilities:
Non-current lease liability	$179	$171
Non-current net tax payable	66	56
Other non-current liabilities	62	59
Total other liabilities	$307	$286
Accumulated other comprehensive loss
Accumulated other comprehensive loss (“AOCL”), net of tax, refers to expenses, gains, and losses that are recorded as an element of equity but are excluded from net income. The components of AOCL were as follows:

	Foreign Currency Translation Adjustment	Unrealized Income (Losses) on Derivative Contracts	Total Accumulated Comprehensive Loss
	(in millions)
Balance at June 28, 2024	$(208)	$(244)	$(452)
Other comprehensive income (loss)	(35)	74	39
Income tax expense related to items of other comprehensive income	—	(15)	(15)
Net current-period other comprehensive income (loss)	(35)	59	24
Net transfer to Parent	—	(6)	(6)
Balance at December 27, 2024	$(243)	$(191)	$(434)

SANDISK CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)
During the three and six months ended December 27, 2024, the amounts reclassified out of AOCL were losses related to foreign exchange contracts, substantially all of which were charged to Cost of revenue in the Condensed Combined Statements of Operations.
As of December 27, 2024, substantially all existing net losses related to cash flow hedges recorded in AOCL are expected to be reclassified to earnings within the next twelve months.
Note 6.    Fair Value Measurements and Investments
Financial Instruments Carried at Fair Value
Financial assets and liabilities that are remeasured and reported at fair value at each reporting period are classified and disclosed in one of the following three levels:
Level 1.    Quoted prices in active markets for identical assets or liabilities.
Level 2.    Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3.    Inputs that are unobservable for the asset or liability and that are significant to the fair value of the assets or liabilities.
The following tables present information about the Company’s financial instruments that were measured at fair value on a recurring basis for the periods presented and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	December 27, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$232	$—	$—	$232
Foreign exchange contracts (included in other current assets)	—	17	—	17
Total assets at fair value	$232	$17	$—	$249
Liabilities:
Foreign exchange contracts (included in accrued expenses)	$—	$145	$—	$145
Total liabilities at fair value	$—	$145	$—	$145

	June 28, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$28	$—	$—	$28
Foreign exchange contracts (included in other current assets)	—	7	—	7
Total assets at fair value	$28	$7	$—	$35
Liabilities:
Foreign exchange contracts (included in accrued expenses)	$—	$179	$—	$179
Total liabilities at fair value	$—	$179	$—	$179
During the periods presented, the Company had no transfers of financial instruments between levels and there were no changes in valuation techniques or the inputs used in the fair value measurement.

SANDISK CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)
Note 7.    Derivative Instruments and Hedging Activities
As of December 27, 2024, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed twelve months.
Changes in the fair values of the non-designated foreign exchange contracts are recognized in Other expense, net and are largely offset by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities. For the three months ended December 27, 2024 and December 29, 2023, total net realized and unrealized transactions and foreign exchange contract currency were a $10 million loss and $3 million loss, respectively. For the six months ended December 27, 2024 total net realized and unrealized transaction and foreign exchange contract currency were a $25 million loss and were not material for the six months ended December 29, 2023.
Unrealized gains or losses on designated cash flow hedges are recognized in AOCL. For more information regarding cash flow hedges, see Part 1, Item 1, Note 5, Supplemental Financial Statement Data—Accumulated other comprehensive loss.
Note 8.    Employee Benefit Plans
Defined Benefit Plan
The Company sponsors a defined benefit pension plan that is solely available for employees located in South Korea. As of December 27, 2024, and June 28, 2024, the plan had a net unfunded status of $7 million and $6 million, respectively, classified as Other liabilities on the Condensed Combined Balance Sheets. Total pension expense included in Cost of revenue and Operating expenses in the Condensed Combined Statements of Operations was not material for the three and six months ended December 27, 2024 and December 29, 2023. No employees of the Company participate in defined benefit pension plans sponsored by WDC or its subsidiaries.
Note 9.    Related Parties and Related Commitments and Contingencies
Flash Ventures
The Company procures substantially all of its flash-based memory wafers from its business ventures with Kioxia Corporation (“Kioxia”), which consists of three separate legal entities: Flash Partners Ltd. (“Flash Partners”), Flash Alliance Ltd. (“Flash Alliance”) and Flash Forward Ltd. (“Flash Forward”), collectively referred to as “Flash Ventures.”
The following table presents the notes receivable from, and equity investments in, Flash Ventures for the periods presented:

	December 27, 2024	June 28, 2024
	(in millions)
Notes receivable, Flash Partners	$72	$1
Notes receivable, Flash Alliance	35	5
Notes receivable, Flash Forward	476	485
Investment in Flash Partners	41	148
Investment in Flash Alliance	118	219
Investment in Flash Forward	129	143
Total notes receivable and investments in Flash Ventures	$871	$1,001
During the three and six months ended December 27, 2024, and December 29, 2023, the Company made net payments to Flash Ventures of $1.1 billion and $2.0 billion and $0.8 billion and $1.8 billion, respectively, for purchased flash-based memory wafers and net loans.
The Company makes, or will make, loans to Flash Ventures to fund equipment investments for new process technologies and additional wafer capacity. The Company aggregates its Flash Ventures’ notes receivable into one class of financing receivables due to the similar ownership interest and common structure in each Flash Ventures entity. For all reporting periods presented, no loans were past due, and no loan impairments were recorded. The Company’s notes receivable from each Flash Ventures entity, denominated in Japanese yen, are secured by equipment owned by that Flash Ventures entity.
As of December 27, 2024, and June 28, 2024, the Company had accounts payable balances due to Flash Ventures of $252 million and $313 million, respectively.

SANDISK CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)
The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at December 27, 2024, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

December 27, 2024
(in millions)
Notes receivable	$583
Equity investments	288
Operating lease guarantees	1,343
Inventory and prepayments	1,393
Maximum estimable loss exposure	$3,607
The Company is obligated to pay for variable costs incurred in producing its share of Flash Ventures’ flash-based memory wafer supply, based on its rolling three-month forecast, which generally equals 50% of Flash Ventures’ output. In addition, the Company is obligated to pay for half of Flash Ventures’ fixed costs regardless of the output the Company chooses to purchase. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers. In addition, the Company is committed to fund 49.9% to 50.0% of each Flash Ventures entity’s capital investments to the extent that the Flash Ventures entity’s operating cash flow is insufficient to fund these investments.
Flash Ventures has historically operated nearly 100% of its manufacturing capacity. During the three and six months ended December 29, 2023, as a result of flash market conditions, the Company temporarily reduced its utilization of its share of Flash Ventures’ manufacturing capacity to an abnormally low level to more closely align the Company’s flash-based wafer supply with projected demand. During the three and six months ended December 29, 2023, the Company incurred costs of $107 million and $249 million, respectively, associated with the reduction in utilization related to Flash Ventures, which was recorded as a charge to Cost of revenue. No such charges were incurred during the three and six months ended December 27, 2024.
The Company has facility agreements with Kioxia related to the construction and operation of Kioxia’s 300-millimeter wafer fabrication facility in Kitakami, Japan, referred to as “K1”, a wafer fabrication facility in Yokkaichi, Japan, referred to as “Y7”, and a wafer fabrication facility in Kitakami, Japan, referred to as “K2”. In connection with the construction of these facilities, the Company makes prepayments toward future building depreciation. In connection with the start-up of the K1, Y7 and K2 facilities, the Company has made prepayments over time, and as of December 27, 2024, $944 million, with $124 million recorded within Other current assets and $840 million recorded within Other non-current assets in the Condensed Combined Balance Sheets, remain to be credited against future building depreciation charges. As of December 27, 2024, the Company is also committed to making additional building depreciation prepayments of $303 million, based on the Japanese yen to U.S. dollars exchange rate of ¥157.86 as of such date, payable as follows: $60 million for the remaining of fiscal year 2025, $30 million in fiscal year 2026, $111 million in fiscal year 2027, $89 million in fiscal year 2028 and $13 million in fiscal year 2029. As of December 27, 2024, in addition to the requirements to make building depreciation prepayments, the Company will also make payments for building depreciation of approximately $107 million at varying dates through fiscal year 2035.
Inventory Purchase Commitments with Flash Ventures. Purchase orders placed with Flash Ventures for up to three months are binding and cannot be canceled.
Research and Development Activities. The Company participates in common research and development (“R&D”) activities with Kioxia and is contractually committed to a minimum funding level. R&D commitments are immaterial to the Condensed Combined Financial Statements.
Off-Balance Sheet Liabilities. Flash Ventures sells to and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which the Company guarantees half of all of the outstanding obligations under each lease agreement. The lease agreements are subject to customary covenants and cancellation events related to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of Flash Ventures’ obligations and a call on the Company’s guarantees.

SANDISK CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of December 27, 2024:

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥212	$1,343
The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments, in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of December 27, 2024:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Remaining six months of 2025	$201	$49	$250
2026	406	113	519
2027	198	97	295
2028	83	93	176
2029	25	50	75
2030	4	24	28
Total guarantee obligations	$917	$426	$1,343
The Company and Kioxia have agreed to mutually contribute to and indemnify each other and Flash Ventures for environmental remediation costs or liabilities resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments nor recorded any indemnification receivables under any such agreements. As of December 27, 2024, no amounts have been accrued in the Condensed Combined Financial Statements with respect to these indemnification agreements.
Unis Venture
WDC also has a venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture,” to market and sell the Company’s products in China and to develop data storage systems for the Chinese market in the future. On January 24, 2025, the Company and WDC entered into an equity transfer agreement (the “Equity Transfer Agreement”) to transfer WDC’s entire equity interest in the Unis Venture to us. Therefore, subsequent to the end of the second quarter of fiscal 2025, the Unis Venture will be minority owned by the Company and majority-owned by Unis.
Prior to the execution of the Equity Transfer Agreement, the Unis Venture was not historically managed as a component of the Company and as such, the related equity method investment is not reflected within our Condensed Combined Financial Statements. For the three and six months ended December 27, 2024, and December 29, 2023, the Company recognized approximately 1% and 1%, respectively, of its combined revenue on products distributed by the Unis Venture. The outstanding accounts receivable due from the Unis Venture were 1% and 4% of Accounts receivable, net, as of December 27, 2024 and June 28, 2024, respectively.
Sale of a Majority Interest in a Subsidiary
In March 2024, SanDisk China Limited (“SanDisk China”), an indirect wholly-owned subsidiary of WDC, entered into an equity purchase agreement to sell 80% of its equity interest in SanDisk Semiconductor (Shanghai) Co. Ltd. (“SDSS”) an indirect wholly-owned subsidiary of WDC which holds one of the Company’s manufacturing facilities, to JCET Management Co., Ltd. (“JCET”), a wholly-owned subsidiary of JCET Group Co., Ltd., a Chinese publicly-listed company, thereby forming a venture between SanDisk China and JCET (the “Transaction”). The venture aims to provide independent semiconductor assembly, testing, and other related services in the People’s Republic of China for customers including, but not limited to, the Company and its affiliates.

SANDISK CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)
The Transaction closed on September 28, 2024, and SanDisk China completed the sale of 80% of its equity interest in SDSS to JCET.
Proceeds from the sale, including working capital adjustments, were $659 million (pre-tax). On October 1, 2024, the Company received an initial pre-tax installment of $262 million. On January 6, 2025, the Company received a second pre-tax installment of $210 million and expects to receive remaining pre-tax proceeds of $187 million in five installments of approximately $37 million on September 28 of each year through September 28, 2029. As of December 27, 2024, the outstanding consideration receivable was recognized at its present value of $370 million, with $243 million classified as Other current assets and $127 million classified as Other non-current assets in the Condensed Combined Balance Sheets. The present value discount of $27 million as of December 27, 2024 will be recognized using the effective interest method over the next five years as Interest income in the Condensed Combined Statements of Operations.
The Company’s 20% retained interest in SDSS was determined to be valued at $158 million based on the fair value of the total pre-tax consideration received and receivable from JCET for its purchase of its 80% interest in SDSS. The Company accounts for its 20% interest in SDSS as an equity method investment within Other non-current assets in the Condensed Combined Balance Sheets. The Company’s 20% interest in the earnings of SDSS will be recognized one quarter in arrears and will be reported in Other expense, net in the Condensed Combined Statements of Operations.
The Transaction resulted in a pre-tax gain of $34 million, calculated as the difference between the total consideration for the sale, including the outstanding consideration receivable and the fair value of the Company’s 20% retained interest, less the carrying value of the net assets divested, which included, among other items, $71 million of cash and cash equivalents and $382 million of goodwill allocated to SDSS.
Subsequent to and in connection with the Transaction, Western Digital Technologies, Inc. (“WDT”) entered into a five-year supply agreement with SDSS (the “Supply Agreement”) to purchase certain flash-based products with a minimum annual commitment of $550 million (the “minimum annual commitment”). On January 10, 2025, the Company and WDT entered into an assignment agreement, pursuant to which, WDT assigned all of its rights and obligations under the Supply Agreement to the Company. The Supply Agreement contains specific penalties the Company must pay if SDSS fails to meet its minimum annual commitment. The Supply Agreement also provides that if SDSS purchases exceed the minimum annual commitment in any of the two years immediately succeeding any annual period where a shortfall penalty has been paid, SDSS shall reimburse the Company an amount not exceeding the previously paid penalty amount. The Supply Agreement expires on September 28, 2029, and automatically renews for additional one-year terms unless earlier terminated by either of the parties. The Company also entered into an agreement to grant SDSS certain intellectual property rights on a royalty-free basis for use in manufacturing products on the Company’s behalf for the term of and under the Supply Agreement. For the six months ended December 27, 2024, the Company made purchases of $111 million under the Supply Agreement and had an accounts payable balance due to SDSS of $117 million as of December 27, 2024.
The Company also entered into an arrangement to provide certain transition services for a limited period following the closing of the Transaction. Charges under this arrangement were not material.

SANDISK CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)
Related Party Transactions
Notes Due to (from) Parent
Prior to the separation, the Company received financing from certain of WDC’s subsidiaries in the form of borrowings under revolving credit agreements and promissory notes to fund activities primarily related to Flash Ventures. Additionally, cash generated by the Company was lent from time to time via promissory notes to certain of WDC’s subsidiaries for use in general corporate purposes. Outstanding balances due under these financing arrangements are due on demand.
The following presents a summary of the outstanding borrowings between the Company and subsidiaries of WDC for the periods presented, inclusive of any associated interest payable or interest receivable:

	Interest Rate	December 27, 2024	June 28, 2024
		(in millions)
Notes due from Parent
Revolving Credit Agreement due from Parent $101M - Oct. 3, 2019	AFR Rate (USD) or TIBOR + .35% (YEN)	$—	$(102)
Total Notes due from Parent		—	(102)
Notes due to Parent
Revolving Credit Agreement due to Parent $1B - Sep. 27, 2024	SOFR + 1.6%	553	—
Notes due to Parent $500M - Nov. 25, 2014	1-year swap + 2%	—	475
Notes Due to Parent $42B Yen - Apr. 29, 2014	TIBOR + .35%	—	262
Revolving Credit Agreement due to Parent $100M - Aug. 20, 2021	LIBOR Rate + 150 basis points	—	77
Total Notes due to Parent		553	814
	Total Notes due to Parent, net	$553	$712
The following presents interest expense and interest income on notes due to (from) Parent, which have been recorded within Interest expense and Interest income in the Condensed Combined Statements of Operations for the periods presented:

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
	(in millions)
Interest expense on notes due to Parent	$2	$9	$4	$20
Interest income on notes due from Parent	$—	$(1)	$(1)	$(3)
Allocation of Corporate Expenses
WDC has provided various corporate services to the Company in the ordinary course of business, including executive management, finance, tax, legal, information technology, employee benefits administration, treasury, risk management, procurement and other shared services. These corporate expenses have been allocated to the Company based on direct usage or benefit, where identifiable, with the remainder allocated based on headcount, revenue or other relevant measures. Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us.
Effective at the beginning of the second quarter of fiscal year 2025, the Company was operationally separated from the operations that were ultimately retained by WDC following completion of the spin-off transaction. In connection with this operational separation, personnel serving the Company in shared service functions were transferred into legal entities dedicated to the Company, and substantially all assets, liabilities, and contracts pertaining to operations of the Company were transferred to legal entities dedicated to the Company as well. Accordingly, there was a substantial reduction in the pool of shared corporate overhead costs of WDC that were subject to allocation in the second quarter of fiscal year 2025.

SANDISK CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)
The table below summarizes the impact of expense allocations from WDC within the Condensed Combined Statements of Operations for the periods presented:

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
	(in millions)
Research and development	$2	$161	$189	$330
Selling general, and administrative	35	107	148	219
Business separation costs	21	34	41	34
Employee termination and other charges	3	13	5	(46)
Total allocation of Corporate Expenses	$61	$315	$383	$537
Our historical financial statements do not purport to reflect what results of operations, financial position, equity or cash flows would have been if we had operated as a stand-alone company during the periods presented.
Cash Management
Prior to the separation, WDC provided funding for our operating and investing activities, including pooled cash managed by WDC’s treasury, to fund operating expenses and capital expenditures. WDC also directly collected certain of our receivables. These activities are reflected as a component of the Parent’s net investment, and this arrangement is not reflective of the manner in which we would operate on a stand-alone company separate from WDC during the periods presented.
Parent Company Net Investment
Parent company net investment on the Condensed Combined Balance Sheets represents WDC’s historical investment in the Company, the net effect of transactions with and allocations from WDC, the Company’s retained earnings and the allocation to the Company of cumulative effect adjustments from the adoption of new accounting standards.
Net Transfers from (to) Parent
A reconciliation of Net transfers from (to) Parent on the Condensed Combined Statements of Changes in Parent Company Net Investment to the corresponding amounts on the Condensed Combined Statements of Cash Flows is as follows:

	Six Months Ended
	December 27, 2024	December 29, 2023
	(in millions)
Net transfers from Parent per Condensed Combined Statements of Changes in Parent Company Net Investment	$491	$171
Liability for unrecognized tax benefits transferred from Parent	14	—
Accumulated other comprehensive loss transferred from Parent	6	—
Strategic investments transferred from Parent	(7)	—
Other assets and liabilities, net transferred from Parent	(37)	—
Property, plant and equipment, net transferred from Parent	(25)	(2)
Notes due to Parent transferred from Parent	(673)	—
Notes due from Parent transferred to Parent	—	113
Deferred taxes, net transferred from Parent	—	(8)
Net transfers from (to) Parent per Condensed Combined Statements of Cash Flows	$(231)	$274

SANDISK CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)
Note 10.    Leases and Other Commitments
Leases
The Company leases certain domestic and international facilities and data center space under long-term, non-cancelable operating leases that expire at various dates through fiscal year 2039. These leases include no material variable or contingent lease payments. Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate. Operating lease assets also include prepaid lease payments minus any lease incentives. Extension or termination options present in the Company’s lease agreements are included in determining the right-of-use asset and lease liability when it is reasonably certain the Company will exercise those options. Lease expense is recognized on a straight-line basis over the lease term.
The following table presents right-of-use lease assets and lease liabilities included in the Company’s Condensed Combined Balance Sheets:

	December 27, 2024	June 28, 2024
	(in millions)
Operating lease right-of-use assets (included in other non-current assets)	$191	$179

Operating lease liabilities:
Current portion of long-term operating lease liabilities (included in accrued expenses)	17	11
Long-term operating lease liabilities (included in other liabilities)	179	171
Total operating lease liabilities	$196	$182
The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
	(in millions)
Cost of operating leases	$8	$7	$16	$13
Cash paid for operating leases	7	8	14	14
Operating lease assets obtained in exchange for operating lease liabilities	4	—	4	167
The weighted average remaining lease term and discount rate for the Company’s operating leases were as follows:

	December 27, 2024	June 28, 2024
Weighted average remaining lease term in years	12.6	13.7
Weighted average discount rate	7.4%	7.5%

SANDISK CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)
As of December 27, 2024, minimum lease payments were as follows:

Lease Amounts
(in millions)
Minimum lease payments by fiscal year:
Remaining six months of 2025	$14
2026	30
2027	28
2028	20
2029	20
Thereafter	198
Total future minimum lease payments	310
Less: Imputed interest	114
Present value of lease liabilities	$196
Sale-Leaseback
In September 2023, WDC completed a sale and leaseback of its facility in Milpitas, California and received net proceeds of $191 million in cash. A substantial majority of these assets are associated with the Company, and as a result, $134 million of the net proceeds from the sale-leaseback transaction has been allocated to us on a relative square footage basis and reflected as a cash inflow from investing activities within the Condensed Combined Statements of Cash Flows for the six months ended December 29, 2023. In connection with the sale and leaseback, the Company recorded a gain of $60 million upon the closing of the transaction. For more information, see Part 1, Item 1, Note 13, Employee Termination and Other Charges of the Notes to Condensed Combined Financial Statements included in this Quarterly Report on Form 10-Q.
The property is being leased back to the Company at a total annual rate of $16 million for the first year and increasing by 3% per year thereafter through January 1, 2039. The lease includes three five-year renewal options and one four-year renewal option for the ability to extend through December 2057. The associated operating lease liability and right-of-use asset for this facility has been included in the Condensed Combined Balance Sheets as of December 27, 2024 and June 28, 2024. This facility is utilized in the Company’s operations, and the total lease expense has been allocated to the Company based on the continued usage of the facility.
Purchase Agreements and Other Commitments
In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the coming months, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent upon certain conditions such as performance, quality and technology of the vendor’s components. As of December 27, 2024, the Company had the following minimum long-term commitments:

Long-term commitments
(in millions)
Fiscal year:
Remaining six months of 2025	$26
2026	496
2027	586
2028	570
2029	570
Thereafter	660
Total	$2,908

SANDISK CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)
Note 11.     Stock-based Compensation Expense
The table below summarizes the total costs charged to the Company related to the Company’s employees’ participation in WDC’s equity incentive plan during the periods presented:

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
	(in millions)
Cost of revenue	$3	$5	$9	$10
Research and development	20	17	40	35
Selling general, and administrative	25	15	40	32
Total	$48	$37	$89	$77
The total unrecognized stock-based compensation expense associated with our employees was $303 million as of December 27, 2024. The total unrecognized stock-based expense relates to employees of WDC who will be employees of the Company after the separation.
Note 12.    Income Tax Expense
The Tax Cuts and Jobs Act (the “2017 Act”), enacted on December 22, 2017, includes a broad range of tax reform proposals affecting businesses. WDC completed its accounting for the tax effects of the enactment of the 2017 Act during the second quarter of 2019. However, the U.S. Treasury and the Internal Revenue Service have issued tax guidance on certain provisions of the 2017 Act since the enactment date, and the Company anticipates the issuance of additional regulatory and interpretive guidance. WDC applied a reasonable interpretation of the 2017 Act along with the then-available guidance in finalizing its accounting for the tax effects of the 2017 Act. Any additional regulatory or interpretive guidance would constitute new information, which may require further refinements to the Company’s estimates in future periods.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which contained significant changes to laws related to tax, climate, energy, and health care. The tax measures include, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.0 billion. The CAMT was effective for the Company beginning with fiscal year 2024. The Company does not expect to be subject to the CAMT of 15% for fiscal year 2025 as its average annual AFSI did not exceed $1.0 billion for the preceding three-year period.
On December 20, 2021, the Organization for Economic Co-operation and Development G20 (“OECD/G20”) Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two (“Pillar Two”). Several non-U.S. jurisdictions have either enacted legislation or announced their intention to enact future legislation to adopt certain or all components of the Pillar Two, some of which are effective for the Company in fiscal year 2025. For fiscal year 2025, the Company currently expects to be able to meet certain transitional safe harbors and does not expect any material Pillar Two taxes. As more jurisdictions adopt this legislation in fiscal year 2026, there may be material increases in the Company’s future tax obligations in certain jurisdictions.
The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
	($ in millions)
Income (loss) before taxes	$173	$(260)	$440	$(754)
Income tax expense	69	41	125	65
Effective tax rate	40%	(16)%	28%	(9)%
Beginning in fiscal year 2023, the 2017 Act requires the Company to capitalize and amortize R&D expenses rather than expensing them in the year incurred. The tax effects related to the capitalization of R&D expenses are included in the effective tax rate for the three and six months ended December 27, 2024 and December 29, 2023.

SANDISK CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)
The relative mix of earnings and losses by jurisdiction, the deduction for foreign-derived intangible income, credits and tax holidays in Malaysia that have or will expire at various dates during years 2025 through 2031 resulted in decreases to the effective tax rate below the U.S. statutory rate for the three and six months ended December 27, 2024. However, the tax effects of the mandatory capitalization of R&D expenses offset these decreases, resulting in the effective tax rate being closer to the U.S. Federal statutory rate for the three and six months ended December 27, 2024.
The primary drivers of the difference between the effective tax rate for the three and six months ended December 29, 2023 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign-derived intangible income, credits and tax holidays in Malaysia.
Uncertain Tax Positions
With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Condensed Combined Balance Sheets.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding accrued interest and penalties for the six months ended December 27, 2024:

(in millions)
Accrual balance at June 28, 2024	$47
Gross increases related to prior year tax positions	17
Gross increases related to current year tax positions	3
Gross decrease related to prior year tax positions	(7)
Accrual balance at December 27, 2024	$60
As of December 27, 2024 and June 28, 2024, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was $60 million and $47 million, respectively. Interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of December 27, 2024 and June 28, 2024 was $6 million and $9 million, respectively.
The Company believes that adequate provision has been made for any adjustments that may result from any other tax examinations. However, the outcome of such tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information relating to the examination of the Company’s tax returns.
Note 13.    Employee Termination and Other Charges
Business Realignment
The Company periodically incurs charges to realign its operations with anticipated market demand, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure and focus its resources. The Company has taken actions to reduce the amount of capital invested in facilities, including the sale-leaseback of its facility in Milpitas, California, in September 2023, as discussed in Part 1, Item 1, Note 10, Leases and Other Commitments of the Notes to Condensed Combined Financial Statements included in this Quarterly Report on Form 10-Q.
The Company recorded the following net charges related to these actions for the periods presented:

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
	(in millions)
Employee termination benefits	$2	$13	$2	$14
Contract termination and other	1	—	3	—
Gain on sale-leaseback of facility	—	—	—	(60)
Total employee termination and other charges	$3	$13	$5	$(46)

SANDISK CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)
The termination benefits accrual balance as of December 27, 2024 and the periodic activity during the three and six months ended December 27, 2024 were not material.
Note 14.    Legal Proceedings
In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of reasonably possible monetary liability or financial impact with respect to these other matters is subject to many uncertainties, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, would not be material to the Company’s financial condition, results of operations or cash flows. However, any monetary liability and financial impact to the Company from these matters could differ materially from the Company’s expectations.
Note 15.    Subsequent Events
Completion of the spin-off
On January 31, 2025, the Company’s Form 10 was declared effective by the SEC.
On February 21, 2025, the Company completed its spin-off from WDC (the “Spin-Off”) through WDC’s pro rata distribution of 80.1% of the outstanding shares of common stock of the Company to WDC’s existing stockholders. Each of WDC’s stockholders received one-third (1/3) of one share of the Company’s common stock for each share of WDC’s common stock held by such WDC stockholder as of February 12, 2025, the record date of the distribution. Upon completion of the Spin-Off, WDC owned 19.9% of the outstanding shares of the Company’s common stock, which WDC is expected to retain for a period of up to 12 months following the separation. The Company is also subject to various agreements with WDC in connection with the separation. On February 24, 2025, the Company began trading as an independent, publicly traded company under the stock symbol “SNDK” on the Nasdaq Stock Market LLC (“Nasdaq”).
In connection with, and as of the closing date of the Spin-Off, on February 21, 2025, the Company entered into definitive agreements with WDC that set forth the terms and conditions of the Spin-Off and provide a framework for WDC’s relationship with the Company following the Spin-Off. These agreements include the Separation and Distribution Agreement (as described below), which contains certain key provisions related to the Spin-Off, as well as a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, an Intellectual Property Cross-License Agreement, a Transitional Trademark License Agreement, and a Stockholder and Registration Rights Agreement, as described in and filed as Exhibits to the Company’s Current Report on Form 8-K on February 24, 2025. Additionally, the Company adopted certain compensation plans, which were filed as Exhibits to our Form 10.
Loan Agreement
On February 21, 2025, the Company entered into a Loan Agreement (the “Loan Agreement”) by and among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other parties party thereto. The Loan Agreement comprises a term loan B facility in the principal amount of $2 billion (the “Term Loan Facility”) and a revolving credit facility in the principal amount of $1.5 billion (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”). The Term Loan Facility bears interest, at the Company’s option, at (x) the Adjusted Term SOFR Rate (as defined in the Loan Agreement) plus an interest rate margin of 3.00% per annum or (y) a base rate plus an interest rate margin of 2.00% per annum. The Term Loan Facility will mature on February 20, 2032, and amortizes at 1.00% per annum.
Borrowings under the Revolving Credit Facility, for U.S. dollar borrowings, will bear interest, at the Company’s option, at (x) the Adjusted Term SOFR Rate (as defined in the Loan Agreement), which rate includes a credit spread adjustment of 0.10%, plus an interest rate margin of 2.00% per annum (subject to step-ups based on the Company’s Leverage Ratio (as defined in the Loan Agreement)), or (y) a base rate plus an interest rate margin of 1.00% per annum (subject to step-ups based on the Company’s Leverage Ratio (as defined in the Loan Agreement)). The Company will pay a commitment fee of 0.30% per annum (subject to step-ups based on the Company’s Leverage Ratio (as defined in the Loan Agreement)) in respect of undrawn revolving commitments under the Revolving Credit Facility. The Revolving Credit Facility will also provide for borrowings in Euros, Yen and additional currencies agreed to by the lenders under the Revolving Credit Facility. The Revolving Credit Facility will mature on February 21, 2030, at which time the commitments thereunder shall be terminated and will not have any amortization.

SANDISK CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)
The obligations under the Loan Agreement are guaranteed by the Company’s wholly owned subsidiary, Sandisk Technologies, Inc. (“SDT”) and are required to be guaranteed by any of the Company’s future material U.S. wholly owned subsidiaries, subject to certain exceptions outlined in the Loan Agreement. The obligations under the Loan Agreement are secured by the Company’s assets and SDT’s assets and are required to be secured by the assets of any of the Company’s future material U.S. wholly owned subsidiaries, subject, in each case, to certain exceptions outlined in the Loan Agreement.
The Loan Agreement includes certain restrictions (subject to certain exceptions outlined in the Loan Agreement) on the ability of the Company and its subsidiaries to undertake certain activities, including to incur indebtedness and liens, merge or consolidate with other entities, dispose or transfer their assets, pay dividends or make distributions, make investments, make payments on junior or subordinated debt, enter into burdensome agreements or transact with affiliates. The Loan Agreement also includes a financial covenant, which is solely for the benefit of the lenders under the Revolving Credit Facility, that requires the Company to maintain a maximum Leverage Ratio (as defined in the Loan Agreement).
On February 21, 2025, the Company borrowed $2 billion under its Term Loan Facility. The Company used a portion of the proceeds of the borrowing to pay a dividend to WDC in the amount of approximately $1.5 billion, with the remainder to be used for general corporate purposes of the Company. The Revolving Credit Facility may be borrowed by the Company from time to time for general corporate purposes.
In connection with the Loan Agreement, the Company and SDT entered into a security agreement (the “Security Agreement”) to secure the obligations under the Facilities on a first-priority basis (subject to permitted liens) by a lien on substantially all the assets and properties of the Company and SDT, subject to certain exceptions.
In connection with the Loan Agreement, the Company (solely with respect to obligations of any additional Borrower under the Loan Agreement) and SDT entered into a guaranty agreement (the “Guaranty Agreement”) to secure and unconditionally guarantee the obligations under the Loan Agreement, respectively, in each case subject to certain exceptions.
The foregoing description of the Loan Agreement, Security Agreement and Guaranty Agreement do not purport to be complete and are subject to, and qualified in its entirety by, the full text of the Loan Agreement, Security Agreement and Guaranty Agreement, copies of which are filed as Exhibits 10.7 to 10.9 hereto and are incorporated herein by reference.
Potential Impairment of Goodwill and Long-lived Assets
Subsequent to the completion of the separation, the Company identified potential impairment indicators related to the trading price of the Company’s common stock and a resulting market capitalization that was below its December 27, 2024 net book value. In accordance with Accounting Standards Codification No. 350, Intangibles - Goodwill and Other, the Company initiated a quantitative analysis of potential impairment of goodwill and long-lived assets. That analysis is ongoing, and the Company believes it is more likely than not that it will record an impairment charge in the three months ending March 28, 2025. See Part 1, Item 1, Note 5, Supplemental Financial Statement Data, for information about how goodwill is tested for impairment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. You should read this information in conjunction with the unaudited Condensed Combined Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited Combined Financial Statements and notes thereto for the fiscal year ended June 28, 2024, included in our Registration Statement on Form 10, filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on November 25, 2024, and as further amended thereafter and declared effective on January 31, 2025 (as amended, the “Form 10”). See also “Forward-Looking Statements” immediately prior to Part I, Item 1 in this Quarterly Report on Form 10-Q.
Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters. As used herein, the terms “we,” “us,” “our,” and the “Company” refer to Sandisk Corporation and its subsidiaries.
Overview
The Company is a leading developer, manufacturer and provider of data storage devices and solutions based on NAND flash technology. With a differentiated innovation engine driving advancements in storage and semiconductor technologies, our broad and ever-expanding portfolio delivers powerful flash storage solutions for everyone from students, gamers and home offices to the largest enterprises and public clouds to capture, preserve, access, and transform an ever-increasing diversity of data. Our solutions include a broad range of solid-state drives (“SSD”), embedded products, removable cards, universal serial bus drives and wafers and components. Our broad portfolio of technology and products addresses multiple end markets of “Cloud,” “Client,” and “Consumer.”
Through the Client end market, we provide our original equipment manufacturer (“OEM”) and channel customers a broad array of high-performance flash solutions across personal computer, mobile, gaming, automotive, virtual reality headsets, at-home entertainment, and industrial spaces. The Consumer end market is highlighted by our broad range of retail and other end-user products, which capitalize on the strength of our product brand recognition and vast points of presence around the world. The Cloud end market is comprised primarily of products for public or private cloud environments and end customers.
Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, we report a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2025, which will end on June 27, 2025, and fiscal year 2024, which ended on June 28, 2024, are each comprised of 52 weeks, with all quarters presented consisting of 13 weeks.
Separation of Business Units
On October 30, 2023, WDC announced that its board of directors (“WDC Board of Directors”) authorized management to pursue a plan to separate the Company into an independent public company. The separation received final approval by the WDC Board of Directors and was completed on February 21, 2025.
WDC executed the spin-off of the Company through WDC’s pro rata distribution of 80.1% of the outstanding shares of common stock of the Company to holders of WDC’s common stock as of the close of business on February 21, 2025. Each WDC stockholder received one-third (1/3) of a share of the Company’s common stock for each share of WDC’s common stock held by such WDC stockholder as of February 12, 2025, the record date of the distribution. Upon completion of the separation, WDC owned 19.9% of the outstanding shares of the Company’s common stock, which WDC is expected to retain for a period of up to 12 months following the distribution. Following the distribution, the Company became an independent publicly listed company, and on February 24, 2025, the Company began trading as an independent publicly traded company under the stock symbol “SNDK” on Nasdaq.
SanDisk Semiconductor (Shanghai) Co. Ltd. (“SDSS”)
As discussed in Part I, Item 1, Note 9, Related Parties and Related Commitments and Contingencies of the Notes to the Condensed Combined Financial Statements included in this Quarterly Report on Form 10-Q, on September 28, 2024, our wholly-owned subsidiary, SanDisk China Limited (“SanDisk China”) completed the sale of 80% of its equity interest in SDSS to JCET Management Co., Ltd. (“JCET”), a wholly-owned subsidiary of JCET Group Co., Ltd., a Chinese publicly-listed company, thereby forming a venture between SanDisk China and JCET. The transaction resulted in a pre-tax gain of $34 million.
Subsequent to, and in connection with, the sale of SDSS, the Company entered into a five-year supply agreement with SDSS to purchase certain flash-based products with a minimum annual commitment of $550 million. As a result of this transaction, we expect to incur a modest reduction in annual operating expenses and a reduction in annual capital expenditures related to the assembly and testing of flash-based products. We also anticipate that the transition to a contract manufacturing model through SDSS will result in a small increase in our annual cost of revenue for flash-based products.

Sale-Leaseback
In September 2023, WDC completed a sale and leaseback of its facility in Milpitas, California, and received net proceeds of $191 million in cash. A substantial majority of these assets are associated with the Company, and as a result, $134 million of the net proceeds from the sale-leaseback transaction has been allocated to us on a relative square footage basis. The property is being leased back to the Company at a total annual rate of $16 million for the first year and increasing by 3% per year thereafter through January 1, 2039. The lease includes three five-year renewal options and one four-year renewal option for the ability to extend through December 2057. The associated operating lease liability and right of use asset for this facility has been included in the Condensed Combined Balance Sheets as of December 27, 2024 and June 28, 2024. This facility is utilized in the Company’s operations, and the total lease expense has been allocated to the Company based on the continued usage of the facility.
Goodwill Impairment
As discussed in Part I, Item 1, Note 15, Subsequent Events of the Notes to the Condensed Combined Financial Statements included in this Quarterly Report on Form 10-Q, subsequent to the completion of the separation, the Company identified potential impairment indicators related to the trading price of the Company’s common stock and a resulting market capitalization that was below its December 27, 2024 net book value. In accordance with Accounting Standards Codification No. 350, Intangibles - Goodwill and Other, the Company initiated a quantitative analysis of potential impairment of goodwill and long-lived assets. That analysis is ongoing, and the Company believes it is more likely than not that it will record an impairment charge in the three months ended March 28, 2025.
Financing Activities
The Company received financing from certain of WDC’s subsidiaries in the form of borrowings under revolving credit agreements and promissory notes to fund activities primarily related to Flash Ventures. Additional information regarding our outstanding notes due to (from) Parent is included in Part 1, Item 1, Note 9, Related Parties and Related Commitments and Contingencies of the Notes to Condensed Combined Financial Statements included in this Quarterly Report on Form 10-Q.
As discussed in Part I, Item 1, Note 15, Subsequent Events of the Notes to the Condensed Combined Financial Statements included in this Quarterly Report on Form 10-Q, on February 21, 2025, the Company entered into a loan agreement comprised of a seven-year Term Loan B facility in an aggregate principal amount of $2.0 billion (the “Term Loan Facility”) and a five-year revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $1.5 billion with $150 million for letters of credit.
On February 21, 2025, the Company borrowed $2 billion under its Term Loan Facility. The Company used a portion of the proceeds of the borrowing to pay a dividend to WDC in the amount of approximately $1.5 billion, with the remainder to be used for general corporate purposes of the Company. The proceeds of the Revolving Credit Facility may be used by the Company for working capital and general corporate purposes.
As of March 7, 2025, the date these financial statements were available to be issued, the Company has drawn no amounts under the Revolving Credit Facility.
Operational Update
During 2023 and the first half of 2024, macroeconomic factors such as inflation, changes in interest rates, and recession concerns softened demand of our products. As a result, we and our industry experienced a supply-demand imbalance, which resulted in reduced shipments and negatively impacted pricing during those periods. To adapt to these conditions, we implemented measures to reduce operating expenses and proactively manage supply and inventory to align with demand and improve our capital efficiency while continuing to deploy innovative products. These actions enabled us to scale back on capital expenditures, consolidate production lines, and reduce production, which resulted in incremental charges for employee termination and charges for unabsorbed manufacturing overhead costs due to the underutilization of facilities as we temporarily scaled back production.
In the first half of the year, we saw an improvement in the supply and demand dynamic, leading to improved revenues. The increase in demand resulted in increased revenue and gross margin in the first quarter of 2025 from the comparable period in the prior year. Recently, we are experiencing what we believe is a mid-cycle slowdown. We expect to incur charges for unabsorbed manufacturing overhead costs as a result of the reduced utilization of our manufacturing capacity in the remainder of fiscal 2025 as we moderate production levels to align with demand for our products. We anticipate that digital transformation, including the artificial intelligence data-cycle, will drive improved market conditions in the long term for our data storage products.
We will continue to actively monitor developments impacting our business and may take additional responsive actions that we determine to be in the best interest of our business and stakeholders.

Basis of Presentation
The following discussion reflects the Company’s financial condition and results of operations as set forth in the unaudited Condensed Combined Financial Statements included in this Quarterly Report on Form 10-Q, which have been derived from Western Digital Corporation’s (“WDC”) historical accounting records and are presented on a stand-alone basis as if the Company’s operations had been conducted independently from WDC. The unaudited Condensed Combined Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), by aggregating financial information from the components of the Company and WDC’s accounting records directly attributable to the Company.
The unaudited Condensed Combined Statements of Operations include all revenues and costs directly attributable to the Company, including costs for facilities, functions, and services used by the Company. The Company’s business has historically functioned together with the other businesses controlled by WDC. Accordingly, the Company relied on WDC’s corporate overhead and other support functions for its business. Therefore, certain corporate overhead and shared costs have been allocated to the Company including (i) certain general and administrative expenses related to WDC’s support functions that are provided on a centralized basis within WDC (e.g., expenses for corporate facilities, executive oversight, treasury, finance, legal, human resources, compliance, information technology, employee benefit plans, stock compensation plans and other corporate functions), and (ii) certain operations support costs incurred by WDC, including product sourcing, maintenance and support services, and other supply chain functions. These expenses have been specifically identified, when possible, or allocated based on revenues, headcount, usage or other allocation methods that are considered to be a reasonable reflection of the utilization of services provided or benefit received. While management considers that such allocations have been made on a reasonable basis consistent with benefits received, the Condensed Combined Financial Statements included in this Quarterly Report on Form 10-Q may not be indicative of our future performance, do not necessarily include the actual expenses that would have been incurred by us and may not reflect our results of operations, financial position, and cash flows had we been a separate, standalone company during the periods presented. For additional information, see Part I, Item 1, Note 1, Organization and Basis of Presentation of the Notes to Condensed Combined Financial Statements included in this Quarterly Report on Form 10-Q.

Results of Operations
Overview
The following table sets forth, for the periods presented, selected summary information from our Condensed Combined Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	December 27, 2024		December 29, 2023		$ Change	% Change
	(in millions, except percentages)
Revenue, net	$1,876	100.0%	$1,665	100.0%	$211	13%
Cost of revenue	1,270	67.7	1,504	90.3	(234)	(16)
Gross profit (loss)	606	32.3	161	9.7	445	276
Operating expenses:
Research and development	279	14.9	246	14.8	33	13
Selling, general and administrative	142	7.6	113	6.8	29	26
Business separation costs	21	1.1	34	2.0	(13)	(38)
Employee termination and other	3	0.2	13	0.8	(10)	(77)
Gain on business divestiture	(34)	(1.8)	—	—	(34)	n/a
Total operating expenses	411	22.0	406	24.4	5	1
Operating income (loss)	195	10.3	(245)	(14.7)	440	180
Interest and other expense:
Interest income	2	0.1	3	0.2	(1)	(33)
Interest expense	(4)	(0.2)	(11)	(0.7)	7	64
Other expense, net	(20)	(1.1)	(7)	(0.4)	(13)	(186)
Total interest and other expense, net	(22)	(1.2)	(15)	(0.9)	(7)	(47)
Income (loss) before taxes	173	9.1	(260)	(15.6)	433	167
Income tax expense	69	3.7	41	2.5	28	68
Net income (loss)	$104	5.4	$(301)	(18.1)	$405	135%

	Six Months Ended
	December 27, 2024		December 29, 2023		$ Change	% Change
	(in millions, except percentages)
Revenue, net	$3,759	100.0%	$3,198	100.0%	$561	18%
Cost of revenue	2,427	64.6	3,225	100.8	(798)	(25)
Gross profit (loss)	1,332	35.4	(27)	(0.8)	1,359	5,033
Operating expenses:
Research and development	562	15.0	486	15.2	76	16
Selling, general and administrative	272	7.2	231	7.2	41	18
Business separation costs	41	1.1	34	1.1	7	21
Employee termination and other	5	0.1	(46)	(1.4)	51	111
Gain on business divestiture	(34)	(0.9)	—	—	(34)	n/a
Total operating expenses	846	22.5	705	22.1	141	20
Operating income (loss)	486	12.9	(732)	(22.9)	1,218	166
Interest and other expense:
Interest income	5	0.1	6	0.2	(1)	(17)
Interest expense	(6)	(0.2)	(22)	(0.7)	16	73
Other expense, net	(45)	(1.2)	(6)	(0.2)	(39)	(650)
Total interest and other expense, net	(46)	(1.3)	(22)	(0.7)	(24)	(109)
Income (loss) before taxes	440	11.6	(754)	(23.6)	1,194	158
Income tax expense	125	3.3	65	2.0	60	92
Net income (loss)	$315	8.3	$(819)	(25.6)	$1,134	139%

(1) Percentage may not total due to rounding.
The following table sets forth, for the periods presented, summary information regarding our disaggregated revenue:

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
	(in millions)
Revenue by end market*
Cloud	$250	$40	$550	$58
Client	1,028	970	2,097	1,967
Consumer	598	655	1,112	1,173
Total revenue	$1,876	$1,665	$3,759	$3,198

Revenue by geography
Asia	$1,086	$1,112	$2,236	$2,173
Americas	389	257	832	487
Europe, Middle East and Africa	401	296	691	538
Total revenue	$1,876	$1,665	$3,759	$3,198
The Company’s broad portfolio of technology and products addresses multiple end markets. Cloud represents a large and growing end market comprised primarily of products for public or private cloud environments and enterprise customers. Through the Client end market, the Company provides its OEM and channel customers a broad array of high-performance flash solutions across personal computer, mobile, gaming, automotive, virtual reality headset, at-home entertainment, and industrial spaces. The Consumer end market is highlighted by the Company’s broad range of retail and other end-user products, which capitalize on the strength of the Company’s product brand recognition and vast points of presence around the world.

Net Revenue
Net revenue increased 13% in the three months ended December 27, 2024 from the comparable period in the prior year, primarily due to a 14% increase in average selling prices (“ASP”) per gigabyte attributed to improved pricing as the supply-demand balance improved, partially offset by a 2% decrease in exabytes sold driven by softer demand in the Client and Consumer end markets.
Net revenue increased 18% in the six months ended December 27, 2024 from the comparable period in the prior year, primarily driven due to a 26% increase ASP per gigabyte attributed to improved pricing as the supply-demand balance improved, partially offset by a 7% decrease in exabytes sold driven by softer demand in the Client and Consumer end markets.
Cloud revenue increased 525% in the three months ended December 27, 2024 from the comparable period in the prior year, primarily due to a 305% increase in exabytes sold, primarily attributable to increased enterprise SSD shipments to data center customers, coupled with a 57% increase in ASP per gigabyte due to improved pricing as the supply-demand balance improved. Cloud revenue increased 848% in the six months ended December 27, 2024 from the comparable period in the prior year, primarily due to a 571% increase in exabytes sold and a 31% increase in ASP per gigabyte due to the supply-demand balance recovery and improved pricing.
Client revenue increased 6% in the three months ended December 27, 2024 from the comparable period in the prior year, primarily due to a 22% increase in ASP per gigabyte due to improved pricing as the supply-demand balance improved, partially offset by a 14% decrease in exabytes sold primarily due to a drop in demand. Client revenue increased 7% in the six months ended December 27, 2024 from the comparable period in the prior year primarily due to a 37% increase in ASP per gigabyte due to improved pricing as the supply-demand balance improved, partially offset by a 22% decrease in exabytes sold primarily due to a drop in demand.
Consumer revenue decreased 9% in the three months ended December 27, 2024 from the comparable period in the prior year, primarily due to a 5% decrease in ASP per gigabyte and a 4% decrease in exabytes sold driven by softer demand. Consumer revenue decreased 5% in the six months ended December 27, 2024 from the comparable period in the prior year, primarily due to a 8% decrease in exabytes sold due to softer demand, partially offset by a 2% increase in ASP per gigabyte.
The changes in net revenue by geography in the three and six months ended December 27, 2024 from the comparable period in the prior year primarily reflected higher revenue in the Americas region from Cloud customers.
Consistent with standard industry practice, we offer sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three months ended December 27, 2024 and December 29, 2023, these programs represented 22% of gross revenues. For the six months ended December 27, 2024 and December 29, 2023, these programs represented 19% and 23%, respectively, of gross revenues. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors, including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.
Gross Profit and Gross Margin
Gross profit increased $445 million and $1,359 million, respectively, for the three and six months ended December 27, 2024 from the comparable period in the prior year, primarily due to improved pricing, favorable product mix, and prior year charges for unabsorbed manufacturing overhead costs as a result of the reduced utilization of our manufacturing capacity of $107 million and $249 million, respectively, which were not incurred in the current period.
Gross profit margin increased by 23% and 36%, respectively, for the three and six months ended December 27, 2024 from the comparable period in the prior year, primarily due to improved pricing, favorable product mix, and a prior year charge for unabsorbed manufacturing overhead costs as a result of the reduced utilization of our manufacturing capacity representing 6% and 8%, respectively, which were not incurred in the current period.
Operating Expenses
Research and development (“R&D”) expense increased $33 million in the three months ended December 27, 2024 from the comparable period in the prior year, primarily due to a $16 million increase in compensation and benefits due to higher variable compensation and increased headcount, a $7 million increase in material purchases, and increases in spending for R&D projects as we continue to invest in innovation. R&D expense increased by $76 million in the six months ended December 27, 2024 from the comparable period in the prior year, primarily due to a $42 million increase in compensation and benefits due to higher variable compensation and increased headcount, a $16 million increase in material purchases, and increases in spending for R&D projects as we continue to invest in innovation.

Selling, general and administrative expense increased $29 million in the three months ended December 27, 2024 from the comparable period in the prior year, primarily due to a $19 million increase in compensation and benefits due to higher variable compensation and increased headcount and a $6 million increase in legal fees. Selling, general and administrative expense increased by $41 million in the six months ended December 27, 2024 from the comparable period in the prior year, primarily due to a $27 million increase in compensation and benefits due to higher variable compensation and increased headcount and a $13 million increase in materials purchases.
Employee termination and other charges decreased $10 million in the three months ended December 27, 2024 from the comparable period in the prior year, primarily due to fewer restructuring actions taken in the current period. Employee termination and other charges increased $51 million in the six months ended December 27, 2024 from the comparable period in the prior year, primarily due a $60 million gain on the sale-leaseback of a facility in the prior period. For additional information regarding employee termination and other charges, see Part I, Item 1, Note 13, Employee Termination and Other Charges of the Notes to Condensed Combined Financial Statements included in this Quarterly Report on Form 10-Q.
Interest and Other Expense, net
Interest and other expense, net increased $7 million in the three months ended December 27, 2024 from the comparable period in the prior year, primarily due to an $11 million increase in losses on our equity investments and a $7 million increase in foreign exchange losses, partially offset by a $7 million decrease in interest expense on borrowings due to WDC and $4 million in interest income arising from the accretion of the present value discount on the outstanding SDSS consideration receivable.
Interest and other expense, net increased $24 million in the six months ended December 27, 2024 from the comparable period in the prior year, primarily due to a $25 million increase in foreign exchange losses and a $20 million increase in losses on our equity investments, partially offset by a $16 million decrease in interest expense on borrowings due to WDC and $4 million in interest income arising from the accretion of the present value discount on the outstanding SDSS consideration receivable.
Income Tax Expense
The Tax Cuts and Jobs Act (the “2017 Act”) requires the Company to capitalize and amortize R&D expenses rather than expensing them in the year incurred. The tax effects related to the capitalization of R&D expenses are included in our effective tax rate for the three and six months ended December 27, 2024 and December 29, 2023. The tax effects related to the capitalization of R&D expenses had a material impact on our effective tax rate for the three and six months ended December 27, 2024 but did not have a material impact on the effective tax rate for the three and six months ended December 29, 2023.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which contained significant changes to laws related to tax, climate, energy, and health care. The tax measures include, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.0 billion. The corporate alternative minimum tax was effective for us beginning with fiscal year 2024. We do not expect to be subject to the CAMT of 15% for fiscal year 2025 as our average annual AFSI did not exceed $1.0 billion for the preceding three-year period.
On December 20, 2021, the Organization for Economic Co-operation and Development G20 Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two (“Pillar Two”). Several non-U.S. jurisdictions have either enacted legislation or announced their intention to enact future legislation to adopt certain or all components of the Pillar Two, some of which are effective for the Company in fiscal year 2025. For fiscal year 2025, we currently expect to be able to meet certain transitional safe harbors and do not expect any material Pillar Two taxes. As more jurisdictions adopt this legislation in fiscal year 2026, there may be material increases in our future tax obligations in certain jurisdictions.
The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
	(in millions)
Income (loss) before taxes	$173	$(260)	$440	$(754)
Income tax expense	$69	$41	$125	$65
Effective tax rate	40%	(16)%	28%	(9)%

The relative mix of earnings and losses by jurisdiction, the deduction for foreign-derived intangible income, credits and tax holidays in Malaysia that have or will expire at various dates during years 2025 through 2031 resulted in decreases to the effective tax rate below the U.S. statutory rate for the three and six months ended December 27, 2024. However, the tax effects of the mandatory capitalization of R&D expenses offset these decreases, resulting in the effective tax rate being closer to the U.S. Federal statutory rate for the three and six months ended December 27, 2024.
For additional information regarding income tax expense, see Part I, Item 1, Note 12, Income Tax Expense, in the Notes to the Condensed Combined Financial Statements included in this Quarterly Report on Form 10-Q.
Financial condition, liquidity and capital resources
The following table summarizes our Condensed Combined Statements of Cash Flows of December 27, 2024 and December 29, 2023:

	Six Months Ended
	December 27, 2024	December 29, 2023
	(in millions)
Net cash provided by (used in):
Operating activities	$(36)	$(167)
Investing activities	169	113
Financing activities	344	186
Effect of exchange rate changes on cash	(1)	1
Net increase (decrease) in cash and cash equivalents	$476	$133
As noted previously, we have been scaling back on capital expenditures, consolidating production lines and reducing bit growth to align with market demand. We continue to be cautious in our capital investment and expect our cash capital expenditures in 2025 to be higher than in 2024, but remain below 2023 expenditures.
We believe our cash and cash equivalents, as discussed in “Key Developments—Financing Activities” above, will be sufficient to meet our working capital needs for at least the next twelve months and for the foreseeable future thereafter. We believe we can also access the various capital markets to further supplement our liquidity position if necessary. Our ability to sustain our working capital position is subject to a number of risks that we discuss under the heading “Risk Factors” included in the Form 10.
A total of $692 million and $321 million of our cash and cash equivalents were held outside of the U.S. as of December 27, 2024 and June 28, 2024 respectively. There are no material tax consequences that were not previously accrued for on the repatriation of this cash.
Operating Activities
Net cash used in operating activities primarily consists of net income or loss, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. Net cash used as a result of changes in operating assets and liabilities was $487 million in the six months ended December 27, 2024, as compared to $449 million net cash provided in the six months ended December 29, 2023, reflecting an increase in the volume of our business, as discussed above.
Changes in our operating assets and liabilities are largely affected by our working capital requirements, which are dependent on the volume of our business and the effective management of our cash conversion cycle as well as timing of payments for taxes. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows (in days):

	Three Months Ended
	December 27, 2024	December 29, 2023
Days sales outstanding	44	37
Days in inventory	156	98
Days payable outstanding	(49)	(39)
Cash conversion cycle	151	96

Changes in days sales outstanding, or DSO, are generally due to the timing of shipments. Changes in days in inventory, or DIO, are generally related to the timing of inventory builds. Changes in days payables outstanding, or DPO, are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment term modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.
For the three months ended December 27, 2024, DSO increased 7 days over the three months ended December 29, 2023, reflecting lower accounts receivable factoring and the timing of shipments and customer collections. During the three months ended December 27, 2024, DIO increased 58 days over the three months ended December 29, 2023, primarily reflecting lower consumption of inventory in the current period. DPO increased 10 days over the comparable period in the prior year, primarily due to routine variations in the timing of purchases and payments during the period.
Investing Activities
Net cash provided by investing activities in the six months ended December 27, 2024 primarily consisted of $191 million in net proceeds from our sale of a majority interest in one of our subsidiaries and $92 million in net proceeds from activity related to Flash Ventures, partially offset by $115 million in capital expenditures. Net cash provided by investing activities in the six months ended December 29, 2023 primarily consisted of $134 million of proceeds from the sale-leaseback of our Milpitas, California facility and $79 million in net proceeds from activity related to Flash Ventures, partially offset by $99 million in capital expenditures.
Financing Activities
Net cash provided by financing activities in the six months ended December 27, 2024 primarily consisted of $550 million in proceeds from borrowings on notes due to WDC and $101 million in proceeds from repayments on notes due from WDC, partially offset by $231 million transferred from WDC and $76 million in net repayments on notes due to WDC. Net cash provided by financing activities in the six months ended December 29, 2023 primarily consisted of $274 million net transfers from WDC, partially offset by $74 million in origination of notes due from WDC and $14 million in net repayments on notes due to WDC.
Off-Balance Sheet Arrangements
Other than the Flash Ventures-related commitments incurred in the normal course of business and certain indemnification provisions (see “Short- and Long-term Liquidity - Purchase Obligations and Other Commitments” below), we do not have any other material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any other obligations arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the Condensed Combined Financial Statements. Additionally, with the exception of Flash Ventures, our venture with SDSS, and our venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd., we do not have an interest in, or relationships with, any variable interest entities. For additional information regarding our off-balance sheet arrangements, see Part I, Item I, Note 9, Related Parties and Related Commitments and Contingencies, of the Notes to the Condensed Combined Financial Statements included in this Quarterly Report on Form 10-Q.

Short-and-Long-term Liquidity
Material Cash Requirements as of December 27, 2024
The following is a summary of our known material cash requirements, including those for capital expenditures, as of December 27, 2024:

	Total	Remaining Six Months of 2025	2-3 Years (2026-2027)	4-5 Years (2028-2029)	More than 5 Years (Beyond 2029)
	(in millions)
Flash Ventures related commitments(1)	$4,442	$1,318	$2,196	$715	$213
Operating leases	310	14	58	40	198
Purchase obligations and other commitments	2,908	26	1,082	1,140	660
Total	$7,660	$1,358	$3,336	$1,895	$1,071

(1) Includes reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and payments for other committed expenses, including research and development and building depreciation. Funding commitments assume no additional operating lease guarantees. Additional operating lease guarantees can reduce funding commitments.
Notes due to Parent of $553 million are expected to be settled on or before the effectiveness of the spin-off.
See Part 1, Item 1, Note 15. Subsequent Events of the Notes to the Condensed Combined Financial Statements included in this Quarterly Report on Form 10-Q for information regarding the Loan Agreement, including the Revolving Credit Facility, entered into on February 21, 2025.
Flash Ventures
Flash Ventures sells to, and leases back from, a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements, of which we guarantee half or all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of December 27, 2024, and as of June 28, 2024, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 9, Related Parties and Related Commitments and Contingencies, of the Notes to the Condensed Combined Financial Statements included in this Quarterly Report on Form 10-Q for information regarding Flash Ventures.
Purchase Obligations and Other Commitments
In the normal course of business, we enter into purchase orders with suppliers for the purchase of components used to manufacture our products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. We also enter into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. These arrangements are included under “Purchase obligations and other commitments” in the table above.
Unrecognized Tax Benefits
As of December 27, 2024, our liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $60 million. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of December 27, 2024 and June 28, 2024 was $6 million and $9 million, respectively. Of these amounts, approximately $66 million could result in potential cash payments.
Foreign Exchange Contracts
We purchase foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. See Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk included in this Quarterly Report on Form 10-Q for additional information.

Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements, products or services to be provided by us, environmental compliance, or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers in certain circumstances.
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements.
Recent Accounting Pronouncements
For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, see Part I, Item 1, Note 2, Recent Accounting Pronouncements, of the Notes to Condensed Combined Financial Statements included in this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
We have prepared the accompanying unaudited Condensed Combined Financial Statements in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires the use of judgments and estimates that affect the reported amounts of revenues, expenses, assets, liabilities and WDC’s net investment. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate. If these estimates differ significantly from actual results, the impact to the Condensed Combined Financial Statements may be material.
There have been no material changes in our critical accounting policies and estimates from those disclosed in our Registration Statement on Form 10, filed with the Securities and Exchange Commission for the year ended June 28, 2024.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for product costs and Operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. Substantially all of the contract maturity dates do not exceed 12 months. We do not purchase foreign exchange contracts for speculative or trading purposes
We have performed sensitivity analyses as of December 27, 2024, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at December 27, 2024. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $165 million at December 27, 2024.
Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we do hedge will adequately protect us against risks associated with foreign currency fluctuations.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) promulgated by the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended June 27, 2025. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
There are no material legal proceedings, other than ordinary routine litigation incidental to the company, to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries’ property is subject.
Item 1A.    Risk Factors
We have described under the heading “Risk Factors” included in the Information Statement filed as Exhibit 99.1 to our Form 10, filed with the Securities and Exchange Commission on November 25, 2024 and as further amended thereafter and declared effective on January 31, 2025 (as amended, the “Form 10”) for the year ended June 28, 2024 a number of risks and uncertainties that could cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Except as discussed below, there have been no material changes from these risk factors previously described in our Form 10 for the year ended June 28, 2024. These risks and uncertainties are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations or the market price of our common stock.
Future material impairments in the value of our goodwill, intangible assets and other long-lived assets would negatively affect our operating results.
We regularly review our goodwill and property, plant and equipment for potential impairment. Goodwill and indefinite-lived intangible assets are subject to impairment reviews on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company uses qualitative factors to determine whether goodwill is more-likely-than-not impaired and whether a quantitative test for impairment is considered necessary. If the Company concludes from the qualitative assessment that goodwill is more-likely-than-not-impaired, the Company is required to perform a quantitative analysis to determine the amount of impairment. Subsequent to the completion of the separation, the Company identified potential impairment indicators related to the trading price of the Company’s common stock and a resulting market capitalization that was below its December 27, 2024 net book value. In accordance with Accounting Standards Codification No. 350, Intangibles - Goodwill and Other, the Company initiated a quantitative analysis of potential impairment of goodwill and long-lived assets. That analysis is ongoing, and the Company believes it is more likely that not that it will record an impairment charge in the three months ended March 28, 2025. Further adverse changes to macroeconomic conditions or our estimates of the fair value of our reporting unit could impact the amount of any impairment charges or lead to additional impairment charges. Material impairment charges would negatively affect our results of operations.
Item 5.    Other Information
Insider Trading Arrangements
None.

Item 6.    Exhibits
The exhibits listed in the Exhibit Index below are filed with, or incorporated by reference in, this Quarterly Report on Form 10-Q, as specified in the Exhibit List, from exhibits previously filed with the Securities and Exchange Commission.
EXHIBIT INDEX

Exhibit Number	Description
2.1	Separation and Distribution Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)#
3.1	Amended and Restated Certificate of Incorporation of the Sandisk Corporation dated as of January 28, 2025 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)#
3.2	Amended and Restated Bylaws of the Company (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 14, 2025)#
10.1	Transition Services Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)#
10.2	Tax Matters Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)#
10.3	Employee Matters Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)#
10.4	Intellectual Property Cross-License Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)#
10.5	Transitional Trademark License Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)#
10.6	Stockholder and Registration Rights Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)#
10.7	Loan Agreement, dated as of February 21, 2025, by and among Sandisk Corporation, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other parties party thereto (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)#
10.8
Security Agreement, dated as of February 21, 2025, by and among Sandisk Corporation, Sandisk Technologies, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)

10.9
Guaranty Agreement, dated as of February 21, 2025, by and among Sandisk Corporation, Sandisk Technologies, Inc. and JPMorgan Chase Bank, N.A., as administrative agent (Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)

10.10	Form of Indemnification Agreement for Directors and Officers (Filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101**

† Filed with this report.
** Furnished with this report.
# Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sandisk Corporation

By:	/s/ Michael R. Pokorny
Michael R. Pokorny
Vice President, Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)
Dated: March 7, 2025