Form 10-Q/A
period 2024-12-27
Sandisk Corp
filed 2025-03-17
CIK 2023554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of the close of business on February 27, 2025, 144,863,251 shares of common stock, par value $0.01 per share, were outstanding.

EXPLANATORY NOTE
The purpose of this Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2024, filed with the Securities and Exchange Commission on March 7, 2025 (the “Form 10-Q”), is to (1) correct an error in the number of shares outstanding on the cover page of the Form 10-Q as of the last practicable date from 114,863,251 to 144,863,251, and (2) correct a typographical error in the certification contained in Exhibit 31.2 to the Form 10-Q.
No other changes have been made to the Form 10-Q, which is hereby refiled in its entirety. This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date, and except as noted above, does not modify or update in any way disclosures made in the original Form 10-Q.

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
Dated: March 14, 2025