Form 10-Q
period 2025-03-28
Sandisk Corp
filed 2025-05-12
CIK 2023554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of the close of business on May 5, 2025, 145,299,218 shares of common stock, par value $0.01 per share, were outstanding.

SANDISK CORPORATION
Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a condensed consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company,” and “Sandisk” refer to Sandisk Corporation and its subsidiaries, unless we state, or the context indicates, otherwise.
Sandisk, a Delaware corporation, is the parent company of our NAND flash data storage business. Our principal executive offices are located at 951 Sandisk Drive, Milpitas, California, 95035. Our telephone number is (408) 801-1000.

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include but are not limited to, statements regarding Sandisk Corporation’s (the “Company’s”) expectations related to operating as an independent company, its product and technology developments and all statements regarding the Company’s expected future position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management, and statements containing the use of forward-looking words, such as “may,” “will,” “could,” “would,” “should,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” “approximate,” “intend,” “upside,” “target,” and the like, or the use of future tense of these or similar words. Statements contained herein concerning the Company’s expectations related to operating as an independent company, outlook or future economic performance, anticipated profitability, revenues, expenses, dividends, or other financial items, products or services line growth of the Company, and predicted market outcomes, together with other statements that are not historical facts, are forward-looking statements that are estimates reflecting the best judgment of the Company based upon currently available information. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions.
These forward-looking statements are based upon management’s current expectations and represent the most current information available to us as of the date of this Quarterly Report on Form 10-Q. The Company is subject to a number of known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause actual results, performance or plans to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:
•adverse changes in global or regional conditions, including the impact of changes in tariff policies or other trade restrictions;
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
•our ability to respond to market and other changes in our distribution and retail market;
•sales cyclicality and our ability to accurately forecast demand;
•our level of debt;
•fluctuations in currency exchange rates;
•hiring and retention of key employees;
•risks associated with legal or regulatory compliance, changing legal and regulatory requirements, and the impact and outcome of legal proceedings;
•compromise, damage or interruptions from cybersecurity incidents or other data or system security risks;
•reliance on intellectual property and other proprietary information;
•future material impairments in the value of our goodwill, intangible assets, and other long-lived assets;
•our ability to achieve some or all of the expected benefits of the spin-off and uncertainties regarding the impacts of the spin-off, including indemnification responsibilities and tax-related considerations; and
•our historical and pro forma financial information is not necessarily representative of the results that we would have achieved as a separate publicly traded company.
You are urged to carefully review our disclosures concerning these risks and the additional disclosures we make concerning material risks and other factors that may affect the outcome of our forward-looking statements and our business and operating results, including those made in our Registration Statement on Form 10, initially filed with the United States Securities and Exchange Commission on November 25, 2024, and as further amended thereafter and declared effective on January 31, 2025 (as amended, the “Form 10”), and in our Quarterly Report on Form 10-Q for the quarter ended December 27, 2024, as initially filed with the SEC on March 7, 2025 and amended on March 17, 2025. You are cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report on Form 10-Q, which speak only as of the date of this document. We do not intend, and undertake no obligation, to update or revise these forward-looking statements to reflect new information or events after the date of this document or to reflect the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	March 28, 2025	June 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,507	$328
Accounts receivable, net	979	935
Inventories	2,160	1,955
Income tax receivable	53	7
Other current assets	391	221
Notes due from Western Digital Corporation	—	102
Total current assets	5,090	3,548
Property, plant and equipment, net	603	791
Notes receivable and investments in Flash Ventures	662	1,001
Goodwill	4,997	7,207
Deferred tax assets	51	96
Income tax receivable, non-current	79	11
Other non-current assets	1,478	852
Total assets	$12,960	$13,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$363	$357
Accounts payable to related parties	395	313
Accrued expenses	446	424
Accrued compensation	114	195
Income tax payables	37	20
Notes due to Western Digital Corporation	—	814
Current portion of long-term debt	20	—
Total current liabilities	1,375	2,123
Deferred tax liabilities	17	15
Long-term debt	1,927	—
Other liabilities	480	286
Total liabilities	3,799	2,424
Commitments and contingencies (Notes 10, 11, 14 and 16)
Shareholders’ equity:
Common stock, $0.01 par value; authorized — 450 shares; issued and outstanding — 145 shares	$1	$—
Additional paid-in capital	11,227	—
Accumulated deficit	(1,761)	—
Accumulated other comprehensive loss	(306)	(452)
Net investment from Western Digital Corporation	—	11,534
Total shareholders’ equity	9,161	11,082
Total liabilities and shareholders’ equity	$12,960	$13,506
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Revenue, net	$1,695	$1,705	$5,454	$4,903
Cost of revenue	1,313	1,242	3,740	4,467
Gross profit	382	463	1,714	436
Operating expenses:
Research and development	285	277	847	763
Selling, general and administrative	139	107	411	338
Goodwill impairment	1,830	—	1,830	—
Business separation costs	9	12	50	46
Employee termination and other	—	2	5	(44)
Gain on business divestiture	—	—	(34)	—
Total operating expenses	2,263	398	3,109	1,103
Operating income (loss)	(1,881)	65	(1,395)	(667)
Interest and other expense:
Interest income	6	3	11	9
Interest expense	(16)	(9)	(22)	(31)
Other expense, net	(10)	(5)	(55)	(11)
Total interest and other expense, net	(20)	(11)	(66)	(33)
Income (loss) before taxes	(1,901)	54	(1,461)	(700)
Income tax expense	32	27	157	92
Net income (loss)	$(1,933)	$27	$(1,618)	$(792)

Net income (loss) per common share:
Basic and diluted	$(13.33)	$0.19	$(11.16)	$(5.46)

Weighted average shares outstanding:
Basic and diluted	145	145	145	145
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Net income (loss)	$(1,933)	$27	$(1,618)	$(792)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	24	(29)	(11)	(21)
Net unrealized gain (loss) on derivative contracts	101	(71)	175	(46)
Total other comprehensive income (loss), before tax	125	(100)	164	(67)
Income tax benefit (expense) related to items of other comprehensive income (loss), before tax	7	15	(8)	10
Other comprehensive income (loss), net of tax	132	(85)	156	(57)
Total comprehensive loss	$(1,801)	$(58)	$(1,462)	$(849)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	March 28, 2025	March 29, 2024
Cash flows from operating activities
Net loss	$(1,618)	$(792)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	127	170
Stock-based compensation	133	115
Goodwill impairment	1,830	—
Deferred income taxes	7	3
Gain on disposal of assets	(1)	(60)
Non-cash portion of impairment of cost method investments	1	—
Unrealized foreign exchange (gain) loss	(6)	12
Gain on business divestiture	(34)	—
Amortization of debt issuance costs and discounts	1	—
Equity loss in investees, net of dividends received	68	11
Gain on sale of investments	—	(1)
Other non-cash operating activities, net	17	96
Settlement of accrued interest on Notes due to Western Digital Corporation	(99)	—
Changes in:
Accounts receivable, net	(11)	(275)
Inventories	(241)	539
Accounts payable	99	80
Accounts payable to related parties	(28)	18
Accrued expenses	3	(96)
Accrued compensation	(38)	43
Other assets and liabilities, net	(220)	(42)
Net cash used in operating activities	(10)	(179)
Cash flows from investing activities
Purchases of property, plant and equipment	(159)	(128)
Proceeds from the sale of property, plant and equipment	—	134
Proceeds from dispositions of business	401	—
Notes receivable issuances to Flash Ventures	(274)	(184)
Notes receivable proceeds from Flash Ventures	428	391
Distributions from Flash Ventures	176	—
Strategic investments and other, net	1	—
Net cash provided by investing activities	573	213
Cash flows from financing activities
Taxes paid on vested stock awards under employee stock plans	(6)	—
Proceeds from debt	1,970	—
Debt issuance costs	(32)	—
Proceeds from borrowings on Notes due to Western Digital Corporation	550	—
Proceeds from principal repayments on Notes due from Western Digital Corporation	101	—
Repayments of principal on Notes due to Western Digital Corporation	(76)	(102)
Transfers from (to) Western Digital Corporation	(1,887)	340
Origination of Notes due from Western Digital Corporation	—	(187)
Net cash provided by financing activities	620	51
Effect of exchange rate changes on cash	(4)	—
Net increase in cash and cash equivalents	1,179	85
Cash and cash equivalents, beginning of year	328	292
Cash and cash equivalents, end of period	$1,507	$377

Supplemental disclosure of cash flow information:
Cash paid for interest	$102	$10
Cash received for interest	2	8
Cash paid for income taxes	10	—
Non-cash transfers of:
Notes due to (from) Western Digital Corporation	1,223	(113)
Other assets and liabilities, net, from Western Digital Corporation	105	—
Contribution of equity interest in Unis Venture from Western Digital Corporation	61	—
Property, plant and equipment from Western Digital Corporation	27	5
Tax balances to Western Digital Corporation	8	2
Tax indemnification liability to Western Digital Corporation	(112)	—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Investment from Western Digital Corporation	Total
Balance at June 28, 2024	—	$—	$—	$—	$(452)	$11,534	$11,082
Net income	—	—	—	—	—	211	211
Foreign currency translation adjustment	—	—	—	—	43	—	43
Net unrealized gain on derivative contracts	—	—	—	—	166	—	166
Stock-based compensation	—	—	—	—	—	41	41
Net transfer from Western Digital Corporation	—	—	—	—	—	583	583
Balance at September 27, 2024	—	—	—	—	(243)	12,369	12,126
Net income	—	—	—	—	—	104	104
Foreign currency translation adjustment	—	—	—	—	(78)	—	(78)
Net unrealized loss on derivative contracts	—	—	—	—	(107)	—	(107)
Stock-based compensation	—	—	—	—	—	48	48
Net transfer to Western Digital Corporation	—	—	—	—	(6)	(86)	(92)
Balance at December 27, 2024	—	—	—	—	(434)	12,435	12,001
Net loss	—	—	—	(1,761)	—	(172)	(1,933)
Foreign currency translation adjustment	—	—	—	—	24	—	24
Net unrealized income on derivative contracts	—	—	—	—	108	—	108
Stock-based compensation			20			24	44
Employee stock plans	—	—	(7)	—	—	—	(7)
Net transfers to Western Digital Corporation, including spin-off-related adjustments	—	—	—	—	(4)	(1,072)	(1,076)
Issuance of common stock and reclassification of net transfers from Western Digital Corporation	145	1	11,214	—	—	(11,215)	—
Balance at March 28, 2025	145	$1	$11,227	$(1,761)	$(306)	$—	$9,161
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY CONT.
(in millions)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Investment from Western Digital Corporation	Total
Balance at June 30, 2023	—	$—	$—	$—	$(343)	$11,782	$11,439
Net loss	—	—	—	—	—	(518)	(518)
Foreign currency translation adjustment	—	—	—	—	(16)	—	(16)
Net unrealized loss on derivative contracts	—	—	—	—	(39)	—	(39)
Stock-based compensation	—	—	—	—	—	40	40
Net transfer from Western Digital Corporation	—	—	—	—	—	19	19
Balance at September 29, 2023	—	—	—	—	(398)	11,323	10,925
Net loss	—	—	—	—	—	(301)	(301)
Foreign currency translation adjustment	—	—	—	—	24	—	24
Net unrealized gain on derivative contracts	—	—	—	—	59	—	59
Stock-based compensation	—	—	—	—		37	37
Net transfer from Western Digital Corporation	—	—	—	—	—	152	152
Balance at December 29, 2023	—	—	—	—	(315)	11,211	10,896
Net income	—	—	—	—	—	27	27
Foreign currency translation adjustment	—	—	—	—	(29)	—	(29)
Net unrealized gain on derivative contracts	—	—	—	—	(56)	—	(56)
Stock-based compensation	—	—	—	—		38	38
Net transfer from Western Digital Corporation	—	—	—	—	—	63	63
Balance at March 29, 2024	—	$—	$—	$—	$(400)	$11,339	$10,939
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Organization and Basis of Presentation
Description of the Company
Sandisk Corporation (“Company,” “we,” “us,” or “our”) is a leading developer, manufacturer and provider of data storage devices and solutions based on NAND flash technology. With a differentiated innovation engine driving advancements in storage and semiconductor technologies, our broad and ever-expanding portfolio delivers powerful flash storage solutions for everyone from students, gamers, and home offices to the largest enterprises and public clouds to capture, preserve, access, and transform an ever-increasing diversity of data. The Company operates primarily in the United States (“U.S.”), and also internationally, with a significant concentration in the Asia Pacific region.
On October 30, 2023, Western Digital Corporation (“WDC”) announced that its board of directors (the “WDC Board of Directors”) authorized WDC management to pursue a plan to separate the Company into an independent public company (the “separation” or the “spin-off”). The separation received final approval by the WDC Board of Directors and was completed on February 21, 2025. Prior to February 21, 2025, the Company was wholly owned by WDC. On February 24, 2025, following the separation, the Company began trading as an independent, publicly traded company under the stock symbol “SNDK” on Nasdaq.
WDC executed the spin-off of the Company through WDC’s pro rata distribution of 80.1% of the Company’s outstanding shares of common stock to holders of WDC’s common stock as of the close of business on February 21, 2025. Each WDC stockholder received one-third (1/3) of one share of the Company’s common stock for each share of WDC’s common stock held by such WDC stockholder as of February 12, 2025, the record date of the distribution. Upon completion of the separation, WDC owned 19.9% of the shares of the Company’s common stock, which WDC is expected to retain for a period of up to twelve months following the distribution.
In connection with the separation, on February 21, 2025, the Company entered into definitive agreements with WDC that set forth the terms and conditions of the spin-off and provided a framework for the relationship between WDC and the Company following the separation. These agreements include the Separation and Distribution Agreement, which contains certain key provisions related to the spin-off, as well as a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, an Intellectual Property Cross-License Agreement, a Transitional Trademark License Agreement, and a Stockholder and Registration Rights Agreement, as described in and filed as Exhibits to the Company’s Current Report on Form 8-K on February 24, 2025 and incorporated by reference to this Quarterly Report on Form 10-Q. Additionally, the Company adopted certain compensation plans filed as Exhibits to the Company’s Registration Statement on Form 10, initially filed with the U.S. Securities and Exchange Commission (“SEC”) on November 25, 2024, and as further amended thereafter and declared effective on January 31, 2025 (as amended, the “Form 10”). The Company also entered into various sublease agreements and established a stock compensation incentive plan in connection with the separation.
On February 21, 2025, in connection with the separation, the Company entered into a $1.5 billion revolving credit facility, which was undrawn at the separation date, and a $2.0 billion term loan facility due in 2032. The Company used a portion of the proceeds received from the term loan facility and cash on hand to make a net distribution payment of $1.5 billion to WDC in exchange for assets, liabilities, and certain legal entities of WDC associated with the Company.
After the separation, outstanding restricted stock units (“RSU”) and performance stock units (“PSU”) previously granted by WDC to employees of the Company were adjusted per the terms of the Employee Matters Agreement, in an attempt to maintain the economic value of those awards before and after the separation. Generally, continuing Sandisk employees with outstanding RSU awards held as of the spin-off date were converted solely to equivalent RSU awards of the Company, and any outstanding WDC RSU awards held as of the spin-off date were canceled. Outstanding RSU and PSU awards at the time of the spin-off, held by employees at levels equal to Vice President and above, were converted into RSU and PSU awards of both the Company and WDC.
The completion of the separation was subject to certain conditions as described in our Form 10.
The accounting policies followed by the Company are set forth in Note 1, Organization and Basis of Presentation of the Notes to the Combined Financial Statements for the year ended June 28, 2024, included in Exhibit 99.1 to our Form 10.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Basis of Presentation
On February 21, 2025, the Company became a standalone publicly traded company, and our financial statements are now presented on a consolidated basis. Prior to the separation, the Company’s historical combined financial information was derived from WDC’s consolidated financial statements and accounting records and prepared as if the Company existed on a standalone basis. The financial statements for all periods presented, including the historical results of the Company prior to February 21, 2025, are now referred to as “Condensed Consolidated Financial Statements” and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
All intercompany accounts and transactions within the Company have been eliminated in the preparation of the Condensed Consolidated Financial Statements.
Unless otherwise noted, all figures within the Condensed Consolidated Financial Statements are stated in U.S. Dollars (USD) and millions.
Periods Prior to the Separation
Prior to the separation on February 21, 2025, the Company was an operating segment of WDC. Consequently, standalone interim financial statements were not historically prepared for the Company. The accompanying Condensed Consolidated Financial Statements were prepared based upon WDC’s historical consolidated interim financial statements and accounting records. They were presented on a standalone basis as if the Company’s operations had been conducted independently from WDC. The Company utilized allocations and carve-out methodologies to prepare these historic Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements included the historical results of operations, financial position, and cash flows of the Company and were prepared in accordance with GAAP, and the Company has adopted accounting policies and practices generally accepted in the industry in which it operates. As no single legal entity of the Company had a controlling financial interest in any other legal entities, Condensed Consolidated Financial Statements were prepared.
Intercompany transactions were eliminated. With the exception of balances associated with lending arrangements reflected within Notes due to (from) Western Digital Corporation in the Condensed Consolidated Balance Sheets, transactions between the Company and WDC were generally considered to be effectively settled in the Condensed Consolidated Financial Statements at the time the transactions were recorded. The total net effect of the settlement of these transactions was reflected in the Condensed Consolidated Statements of Cash Flows as a financing activity and in the Condensed Consolidated Balance Sheets as Net investment from Western Digital Corporation. General financing activities included the net impact of any cash movements resulting from WDC’s centralized treasury cash management.
The Condensed Consolidated Balance Sheets included all assets and liabilities that were identifiable or otherwise attributable to the Company. Assets and liabilities shared between the Company and WDC were included in the standalone financial statements to the extent that the asset was primarily used by the Company. If the Company was not the primary user of the asset, it was excluded entirely from the Condensed Consolidated Financial Statements. WDC historically used a centralized approach to cash management and financing of its operations, as needed. Certain of our cash was transferred to WDC according to centrally managed cash programs by treasury, and WDC funded our operating and investing activities, as needed. Cash transfers to and from WDC’s cash management accounts were reflected as a component of the Net investment from Western Digital Corporation in the Condensed Consolidated Balance Sheets. Cash and cash equivalents in our Condensed Consolidated Balance Sheets primarily represented cash held locally by entities included in our Condensed Consolidated Financial Statements.
None of the debt obligations of WDC or corresponding interest expense were included in the Condensed Consolidated Financial Statements, as the Company was neither the legal obligor nor transferee for any portion of such debt. WDC’s debt obligations were secured by a lien on substantially all assets and properties of WDC and certain key subsidiaries, which included assets and properties of the Company prior to the completion of the separation.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) included all revenues and costs directly attributable to the Company as well as an allocation of expenses related to facilities, functions, and services provided by WDC. Allocation of general corporate expenses from WDC included, but was not limited to, executive management, finance, tax, legal, information technology, employee benefits administration, treasury, risk management, procurement, and other shared services. These corporate expenses were allocated to the Company based on direct usage or benefit, where identifiable, with the remainder allocated based on headcount, revenue, or other relevant measures. The allocated costs were deemed to be settled between the Company and WDC in the period in which the expense was recorded in the Condensed Consolidated Statements of Operations. The Condensed Consolidated Statements of Cash Flows present these corporate expenses as cash flows from operating activities, as these costs were incurred by WDC on our behalf. We consider these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, the Company. The allocations may not, however, reflect the expense the Company would have incurred as a standalone company for the periods presented. Additionally, these costs may not be indicative of the expenses that the Company will incur in the future or would have incurred if the Company had obtained these services from an unrelated third party. It is not practicable to estimate the actual costs that would have been incurred had the Company been a standalone company during the periods presented. The actual costs that may have been incurred would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by employees, and decisions with respect to areas such as facilities, information technology, and operating infrastructure.
WDC maintains various stock-based compensation plans at a corporate level. Employees of the Company participated in those programs, and a portion of the compensation cost associated with those plans was included in the Company’s Condensed Consolidated Statements of Operations for the periods presented in this Quarterly Report on Form 10-Q. Before the spin-off, stock-based compensation expense was included within Net investment from Western Digital Corporation. The amounts presented in the Condensed Consolidated Financial Statements are not necessarily indicative of future awards and may not reflect the results that the Company would have experienced as a standalone entity.
Current and deferred income taxes and related tax expenses were determined based on the standalone results of the Company by applying Accounting Standards Codification (“ASC”) No. 740, Income Taxes, to the Company’s operations in each country as if it were a separate taxpayer (i.e., following the “Separate Return Methodology”).
Periods Post Separation
After the separation on February 21, 2025, the Company’s financial statements for the period from February 22, 2025, through March 28, 2025 are consolidated financial statements based on the Company’s reported results as a standalone company. All significant transactions and accounts within the Company were eliminated. Intercompany transactions between the Company and WDC prior to the separation were included within Net investment from Western Digital Corporation on the accompanying Consolidated Financial Statements or were paid in cash.
Following the separation, certain functions continue to be provided by or for WDC for up to fifteen months under the Transition Services Agreement (“TSA”) or are being performed using the Company’s own resources or third-party service providers. As of March 28, 2025, charges under the TSA were not material.
The Company incurred certain costs in its establishment as a standalone public company and expects to incur ongoing additional costs associated with operating as an independent, publicly traded company. Costs incurred for the three and nine months ended March 28, 2025, are included in Business separation costs within our Condensed Consolidated Statements of Operations.
Unaudited Interim Financial Information
The Company has prepared the accompanying Condensed Consolidated Financial Statements pursuant to the rules and regulations of the SEC for interim financial reporting. These Condensed Consolidated Financial Statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our operations, financial position, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Combined Financial Statements and accompanying notes for the year ended June 28, 2024, included in our Form 10.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fiscal Year
The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, we report a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2025, which will end on June 27, 2025, and fiscal year 2024, which ended on June 28, 2024, are each comprised of 52 weeks, with all quarters presented consisting of 13 weeks. Unless otherwise indicated, references herein to specific years and quarters are to fiscal years and fiscal quarters, and references to financial information are on a condensed, consolidated basis.
Segment Reporting
Operating segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company currently operates as both a single operating and reportable segment.
Business Separation Costs
The Company has incurred separation and transition costs related to the completion of its separation from WDC. The separation and transition costs are recorded within Business separation costs in the Condensed Consolidated Statements of Operations.
Use of Estimates
Management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented, with consideration given to the potential impacts of current macroeconomic conditions, including the evolving impacts from tariffs. However, actual results could differ materially from these estimates.
Note 2.    Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands on segment reporting requirements primarily through enhanced disclosures surrounding significant segment expenses. This ASU expands on existing segment reporting requirements to require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity’s CODM, a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. These incremental disclosures will be required beginning with the Company’s financial statements for the year ending June 27, 2025. The Company expects to provide any required disclosures at that time.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU calls for enhanced income tax disclosure requirements surrounding the tabular rate reconciliation and income taxes paid. The Company is currently compiling the information required for these disclosures. These incremental disclosures will be required beginning with the Company’s financial statements for the year ending June 26, 2026, with early adoption permitted. The Company expects to provide any required disclosures at that time.
In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which is intended to improve disclosures about the expenses of public entities. This ASU requires more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales and selling, general and administrative expenses) and requires public entities to disclose, on an annual and interim basis, the amounts of expenses included in each relevant expense caption presented on the face of the income statement within continuing operations, in a tabular format. Additionally, public entities will be required to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, the total amount of selling expenses, and, in annual reporting periods, the definition of selling expenses. This ASU is effective on either a prospective or retrospective basis for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently compiling the information required for these disclosures and assessing the basis of adoption. The Company expects to provide any required disclosures for annual reporting periods included in the Company’s financial statements for the year ending June 30, 2028.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company’s disaggregated revenue information was as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
	(in millions)
Revenue by end market:
Cloud	$197	$97	$747	$155
Client	927	1,035	3,024	3,002
Consumer	571	573	1,683	1,746
Total revenue	$1,695	$1,705	$5,454	$4,903

Revenue by geography:
Asia	$1,038	$1,140	$3,274	$3,313
Americas	375	272	1,207	759
Europe, Middle East and Africa	282	293	973	831
Total revenue	$1,695	$1,705	$5,454	$4,903
The Company’s top 10 customers accounted for 41% and 43% of its net revenue for the three and nine months ended March 28, 2025, respectively, and 43% and 41% of its net revenue for the three and nine months ended March 29, 2024, respectively. For the three months ended March 28, 2025, one customer accounted for more than 10% of the Company’s net revenue. For the nine months ended March 28, 2025 and the three and nine months ended March 29, 2024, no customer accounted for 10% of the Company’s net revenue.
Note 4.    Revenues
Contract assets represent the Company’s rights to consideration where performance obligations are completed but the customer payments are not due until another performance obligation is satisfied. The Company had no contract assets as of March 28, 2025 or June 28, 2024. Contract liabilities relate to customers’ payments in advance of performance under the contract and primarily relate to remaining performance obligations under professional service, support, and maintenance contracts. Contract liabilities as of March 28, 2025, and June 28, 2024, and changes in contract liabilities for the three and nine months ended March 28, 2025, and March 29, 2024, were not material.
The Company incurs sales commissions as direct incremental costs to obtain sales contracts. The Company has applied the practical expedient to recognize sales commissions as an expense when incurred if the amortization period is expected to be one year or less or the amount is not material, with these costs charged to Selling, general and administrative expenses. The Company had no other direct incremental costs to obtain contracts with an expected benefit of more than one year.
The Company applies the practical expedients and does not disclose the transaction price allocated to the remaining performance obligations for (i) arrangements with an original expected duration of one year or less, mainly consisting of professional service, support, and maintenance contracts, and (ii) variable consideration for sale-based or usage-based royalties for intellectual property license arrangements, which typically range longer than one year. The remaining performance obligations are mainly attributed to right-to-access patent license arrangements, professional service arrangements, and customer support and service contracts, which will be recognized over their contract period. The transaction price allocated to the remaining performance obligations as of March 28, 2025, was not material.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5.    Supplemental Financial Statement Data
Goodwill
The following table provides a summary of goodwill activity for the period presented:

(in millions)
Balance at June 28, 2024	$7,207
Divestiture (1)	(382)
Impairment charges	(1,830)
Foreign currency translation adjustment	2
Balance at March 28, 2025	$4,997
(1) On September 28, 2024, the Company sold its majority interest in a subsidiary. See further discussion in Part 1, Item 1, Note 10, Related Parties and Related Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Goodwill attributed to the Company represents the historical goodwill balances in WDC’s business arising from acquisitions specific to the Company.
The Company determined that its single operating segment was also its single reporting unit. Goodwill is not amortized. Instead, it is tested for impairment annually as of the beginning of the Company’s fourth quarter or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company uses qualitative factors to determine whether goodwill is more likely than not impaired and whether a quantitative test for impairment is considered necessary. If the Company concludes from the qualitative assessment that goodwill is more likely than not impaired, the Company is required to perform a quantitative assessment to determine the amount of impairment.
The Company is required to use judgment when assessing goodwill for impairment, including evaluating the impact of industry and macroeconomic conditions and the determination of the fair value of the reporting unit. In addition, the estimates and assumptions used to determine the fair value as well as the actual carrying value may change based on future changes in the Company’s results of operations, macroeconomic conditions, or other factors. Changes in these estimates and assumptions could materially affect the Company’s assessment of the fair value and goodwill impairment. In addition, if negative macroeconomic conditions continue or worsen, goodwill could become impaired, which could result in an impairment charge and materially adversely affect the Company’s financial condition and results of operations.
Subsequent to the completion of the separation, the Company identified potential impairment indicators related to macroeconomic indicators, industry developments, the trading price of the Company’s common stock and resulting market capitalization that warranted a quantitative impairment analysis of long-lived assets and goodwill.
In accordance with FASB Accounting Standards Codification (“ASC”) No. 360, Property, Plant, and Equipment, the Company performed a recoverability test at the asset group level, which was determined to be equivalent to its reporting unit to assess potential impairments of long-lived assets comprised of property, plant and equipment. The results of the recoverability test showed that the estimated undiscounted net cash flows to be generated from the use and eventual disposition of the Company’s long-lived assets exceeded its net carrying value. As a result, no write-down of long-lived assets was recognized as of March 28, 2025.
Next, in accordance with ASC No. 350, Intangibles - Goodwill and Other, the Company performed a quantitative test by measuring the fair value of its reporting unit based on a weighing of two valuation methodologies: an income approach and a market approach.
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
The market approach valued the reporting unit based on financial performance and market multiples of comparable public companies, including consideration of a control premium representing the estimated amount a market participant would pay to obtain a controlling interest in the Company.
The results of the quantitative test indicated that the carrying value of our reporting unit exceeded its estimated fair value, resulting in the recognition of a $1.8 billion impairment charge as of, and for the period ended, March 28, 2025, which was recorded in the accompanying Condensed Consolidated Statements of Operations.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three and nine months ended March 29, 2024, there were no impairment charges recorded.
Accounts receivable, net
From time to time, in connection with factoring agreements, WDC has sold certain of our trade accounts receivable without recourse to third-party purchasers in exchange for cash. As of March 28, 2025, the Company does not have any factoring agreements in place. During the nine months ended March 28, 2025, there were no trade accounts receivable sold by WDC or the Company. During the nine months ended March 29, 2024, WDC sold trade accounts receivable of the Company and received cash proceeds of $339 million. The discounts on the trade accounts receivable sold during the period were not material and were recorded within Other expense, net, in the Condensed Consolidated Statements of Operations. There were no factored receivables outstanding as of March 28, 2025 and June 28, 2024.
Inventories

	March 28, 2025	June 28, 2024
	(in millions)
Inventories:
Raw materials and component parts	$1,625	$1,398
Work-in-process	210	237
Finished goods	325	320
Total inventories	$2,160	$1,955
Property, plant and equipment, net

	March 28, 2025	June 28, 2024
	(in millions)
Property, plant and equipment:
Land	$10	$10
Machinery and equipment	1,481	2,340
Buildings and improvements	372	397
Computer equipment and software	170	123
Furniture and fixtures	18	16
Construction-in-process	46	108
Property, plant and equipment, gross	2,097	2,994
Accumulated depreciation	(1,494)	(2,203)
Property, plant and equipment, net	$603	$791
Product warranty liability
Changes in the warranty accrual were as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
	(in millions)
Warranty accrual, beginning of period	$44	$43	$48	$42
Charges to operations	5	7	14	21
Utilization	(10)	(8)	(27)	(25)
Changes in estimate related to pre-existing warranties	—	1	4	5
Warranty accrual, end of period	$39	$43	$39	$43

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The current portion of the warranty accrual was classified in Accrued expenses and the long-term portion was classified in Other liabilities as noted below:

	March 28, 2025	June 28, 2024
	(in millions)
Warranty accrual:
Current portion	$19	$27
Long-term portion	20	21
Total warranty accrual	$39	$48
Other liabilities

	March 28, 2025	June 28, 2024
	(in millions)
Other liabilities:
Non-current lease liability	$196	$171
Non-current net tax payable	119	56
Tax indemnification liability	110	—
Other non-current liabilities	55	59
Total other liabilities	$480	$286
In connection with the separation, the Company recorded a $112 million liability to indemnify WDC as a result of the Tax Matters Agreement entered into between the parties in connection with the separation. The indemnification pertains to certain WDC tax positions where the underlying issues are determined to be related to the Company’s business before the spin-off. As WDC receives tax assessments, settles with tax authorities, or when the statute of limitation lapses, the indemnification liabilities will be reassessed and adjusted accordingly. This liability was subsequently reduced by approximately $2 million reflecting the outstanding balance as of March 28, 2025.
Accumulated other comprehensive loss
Accumulated other comprehensive loss (“AOCL”), net of tax, refers to expenses, gains, and losses that are recorded as an element of equity but are excluded from net income. The components of AOCL were as follows:

	Foreign Currency Translation Adjustment	Unrealized Income (Losses) on Derivative Contracts	Total Accumulated Comprehensive Loss
	(in millions)
Balance at June 28, 2024	$(208)	$(244)	$(452)
Other comprehensive income (loss)	(11)	175	164
Income tax expense related to items of other comprehensive income	—	(8)	(8)
Net current-period other comprehensive income (loss)	(11)	167	156
Net transfer to Western Digital Corporation	(4)	(6)	(10)
Balance at March 28, 2025	$(223)	$(83)	$(306)
During the three and nine months ended March 28, 2025, the amounts reclassified out of AOCL were losses related to foreign exchange contracts, substantially all of which were charged to Cost of revenue in the Condensed Consolidated Statements of Operations.
As of March 28, 2025, substantially all existing net losses related to cash flow hedges recorded in AOCL are expected to be reclassified to earnings within the next twelve months.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following tables present information about the Company’s financial instruments that were measured at fair value on a recurring basis for the periods presented and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	March 28, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$381	$—	$—	$381
Foreign exchange contracts (included in Other current assets)	—	5	—	5
Total assets at fair value	$381	$5	$—	$386
Liabilities:
Foreign exchange contracts (included in Accrued expenses)	$—	$55	$—	$55
Total liabilities at fair value	$—	$55	$—	$55

	June 28, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$28	$—	$—	$28
Foreign exchange contracts (included in Other current assets)	—	7	—	7
Total assets at fair value	$28	$7	$—	$35
Liabilities:
Foreign exchange contracts (included in Accrued expenses)	$—	$179	$—	$179
Total liabilities at fair value	$—	$179	$—	$179
During the periods presented, the Company had no transfers of financial instruments between levels, and there were no changes in valuation techniques or the inputs used in the fair value measurement.
Financial Instruments Not Carried at Fair value
Financial instruments not recorded at fair value on a recurring basis (debt) had an estimated fair value of $2.0 billion at the end of the third quarter of 2025. The fair value of the debt was determined based on observable market prices in less active markets. The fair values do not indicate the amount we would have to pay to extinguish the debt. For more information regarding debt, see Part 1, Item 1, Note 8, Debt of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Note 7.    Derivative Instruments and Hedging Activities
As of March 28, 2025, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed twelve months.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in the fair values of the non-designated foreign exchange contracts are recognized in Other expense, net, and are largely offset by corresponding changes in the fair values of the foreign currency-denominated monetary assets and liabilities. For the three months ended March 28, 2025 and March 29, 2024, total net realized and unrealized transactions and foreign exchange contract currency were a $8 million gain and zero, respectively. For the nine months ended March 28, 2025 and March 29, 2024, total net realized and unrealized transactions and foreign exchange contract currency were a $17 million loss and zero, respectively.
Unrealized gains or losses on designated cash flow hedges are recognized in AOCL. For more information regarding cash flow hedges, see Part 1, Item 1, Note 5, Supplemental Financial Statement Data—Accumulated other comprehensive loss of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Note 8.    Debt
Loan Agreement
Debt consisted of the following:

March 28, 2025
(in millions)
Variable interest rate Term Loan Facility maturing 2032	$2,000
$1.5B Revolving Credit Facility maturing 2030	—
Total Debt	2,000
Unamortized Issuance Costs	53
Subtotal	1,947
Less: current portion of long-term debt	20
Long term debt	$1,927
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
The obligations under the Loan Agreement are guaranteed by the Company’s wholly-owned subsidiary, Sandisk Technologies, Inc. (“SDT”), and are required to be guaranteed by any of the Company’s future material U.S. wholly-owned subsidiaries, subject to certain exceptions outlined in the Loan Agreement. The obligations under the Loan Agreement are secured by the Company’s assets and SDT’s assets and are required to be secured by the assets of any of the Company’s future material U.S. wholly-owned subsidiaries, subject, in each case, to certain exceptions outlined in the Loan Agreement.
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
On February 21, 2025, the Company borrowed $2 billion under its Term Loan Facility. The Company used a portion of the proceeds of the borrowing to make a net distribution payment of $1.5 billion to WDC, with the remainder to be used for general corporate purposes of the Company. The Revolving Credit Facility may be borrowed by the Company from time to time for general corporate purposes.
In connection with the Loan Agreement, the Company and SDT entered into a security agreement to secure the obligations under the Facilities on a first-priority basis (subject to permitted liens) by a lien on substantially all the assets and properties of the Company and SDT, subject to certain exceptions.
In connection with the Loan Agreement, the Company (solely with respect to obligations of any additional Borrower under the Loan Agreement) and SDT entered into a guaranty agreement to secure and unconditionally guarantee the obligations under the Loan Agreement, respectively, in each case, subject to certain exceptions.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Term Loan Facility
The Term Loan Facility bears interest, at the Company’s option, at (x) the Adjusted Term SOFR Rate (as defined in the Loan Agreement) plus an interest rate margin of 3.00% per annum or (y) a base rate plus an interest rate margin of 2.00% per annum.
The outstanding principal balance of the Term Loan Facility is required to be repaid in quarterly installments beginning on June 27, 2025, in an aggregate amount equal to 0.25% of the aggregate principal amount of the Term Loan Facility and a final payment comprised of all principal and interest due and payable at maturity on February 20, 2032.
In connection with the issuance of the Term Loan Facility, the Company recognized issuance costs of $54 million, which will be amortized to Interest expense over the life of the facility.
Revolving Credit Facility
Borrowings under the Revolving Credit Facility, for U.S. dollar borrowings, will bear interest, at the Company’s option, at (x) the Adjusted Term SOFR Rate (as defined in the Loan Agreement), which rate includes a credit spread adjustment of 0.10%, plus an interest rate margin of 2.00% per annum (subject to step-ups based on the Company’s Leverage Ratio (as defined in the Loan Agreement)), or (y) a base rate plus an interest rate margin of 1.00% per annum (subject to step-ups based on the Company’s Leverage Ratio (as defined in the Loan Agreement)). The Company will pay a commitment fee of 0.30% per annum (subject to step-ups based on the Company’s Leverage Ratio (as defined in the Loan Agreement)) in respect of undrawn revolving commitments under the Revolving Credit Facility. The Revolving Credit Facility will also provide for borrowings in Euros, Yen, and additional currencies agreed to by the lenders under the Revolving Credit Facility. The Revolving Credit Facility will mature on February 21, 2030, at which time the commitments thereunder shall be terminated and will not have any amortization.
In connection with the issuance of the Revolving Credit Facility, the Company recognized deferred costs, classified as Other non-current assets of $8 million, which will be amortized to Interest expense over the life of the facility.
The Loan Agreement also includes a financial covenant, which is solely for the benefit of the lenders under the Revolving Credit Facility, that requires the Company to maintain a maximum Leverage Ratio (as defined in the Loan Agreement). As of March 28, 2025, the Company was in compliance with the financial covenant.
As of March 28, 2025, the Company had no outstanding standby letters of credit, and the available capacity under the Revolving Credit Facility was $1.5 billion.
Note 9.    Employee Benefit Plans
Defined Benefit Plan
The Company sponsors a defined benefit pension plan that is solely available for employees located in South Korea. As of March 28, 2025, and June 28, 2024, the plan had a net unfunded status of $7 million and $6 million, respectively, classified as Other liabilities on the Condensed Consolidated Balance Sheets. Total pension expense included in Cost of revenue and Operating expenses in the Condensed Consolidated Statements of Operations was not material for the three and nine months ended March 28, 2025 and March 29, 2024. No employees of the Company participate in defined benefit pension plans sponsored by WDC or its subsidiaries.
Note 10.    Related Parties and Related Commitments and Contingencies
Flash Ventures
The Company procures substantially all of its flash-based memory wafers from its business ventures with Kioxia Corporation (“Kioxia”), which consists of three separate legal entities: Flash Partners Ltd. (“Flash Partners”), Flash Alliance Ltd. (“Flash Alliance”) and Flash Forward Ltd. (“Flash Forward”), collectively referred to as “Flash Ventures.”

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the notes receivable from, and equity investments in, Flash Ventures for the periods presented:

	March 28, 2025	June 28, 2024
	(in millions)
Notes receivable, Flash Partners	$37	$1
Notes receivable, Flash Alliance	38	5
Notes receivable, Flash Forward	296	485
Investment in Flash Partners	46	148
Investment in Flash Alliance	116	219
Investment in Flash Forward	129	143
Total notes receivable and investments in Flash Ventures	$662	$1,001
During the three and nine months ended March 28, 2025, and March 29, 2024, the Company made net payments to Flash Ventures of $0.9 billion and $2.9 billion and $0.7 billion and $2.5 billion, respectively, for purchases of flash-based memory wafers and net loans.
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
As of March 28, 2025, and June 28, 2024, the Company had accounts payable balances due to Flash Ventures of $283 million and $313 million, respectively.
The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at March 28, 2025, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

March 28, 2025
(in millions)
Notes receivable	$371
Equity investments	291
Operating lease guarantees	1,379
Inventory and prepayments	1,318
Maximum estimable loss exposure	$3,359
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
Flash Ventures has historically operated at nearly 100% of its manufacturing capacity. During the three months ended March 28, 2025 and first two quarters of 2024, as a result of flash market conditions, the Company temporarily reduced its utilization of its share of Flash Ventures’ manufacturing capacity to an abnormally low level to more closely align the Company’s flash-based wafer supply with projected demand. During the three and nine months ended March 28, 2025 the Company incurred costs of $24 million, and during the nine months ended March 29, 2024 the Company incurred costs of $249 million, associated with the reduction in utilization related to Flash Ventures, which was recorded as a charge to Cost of revenue. No such charges were incurred during the three months ended March 29, 2024.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has facility agreements with Kioxia related to the construction and operation of Kioxia’s 300-millimeter wafer fabrication facility in Kitakami, Japan, referred to as “K1”, a wafer fabrication facility in Yokkaichi, Japan, referred to as “Y7”, and a wafer fabrication facility in Kitakami, Japan, referred to as “K2”. In connection with the construction of these facilities, the Company makes prepayments toward future building depreciation. In connection with the start-up of the K1, Y7 and K2 facilities, the Company has made prepayments over time, and as of March 28, 2025, $938 million, with $127 million recorded within Other current assets and $811 million recorded within Other non-current assets in the Condensed Consolidated Balance Sheets, remain to be credited against future building depreciation charges. As of March 28, 2025, the Company is also committed to making additional building depreciation prepayments of $292 million, based on the Japanese yen to U.S. dollars exchange rate of ¥150.43 as of such date, payable as follows: $39 million for the remaining of fiscal year 2025, $31 million in fiscal year 2026, $116 million in fiscal year 2027, $93 million in fiscal year 2028 and $13 million in fiscal year 2029. As of March 28, 2025, in addition to the requirements to make building depreciation prepayments, the Company will also make payments for building depreciation of approximately $263 million at varying dates through fiscal year 2035.
Inventory Purchase Commitments with Flash Ventures. Purchase orders placed with Flash Ventures for up to three months are binding and cannot be canceled.
Research and Development Activities. The Company participates in common research and development (“R&D”) activities with Kioxia and is contractually committed to a minimum funding level. R&D commitments due for the remaining three months of 2025 are $40 million.
Off-Balance Sheet Liabilities. Flash Ventures sells to, and leases back from, a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which the Company guarantees half of all of the outstanding obligations under each lease agreement. The lease agreements are subject to customary covenants and cancellation events related to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of Flash Ventures’ obligations and a call on the Company’s guarantees.
The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of March 28, 2025:

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥207	$1,379
The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments, in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of March 28, 2025:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Remaining three months of 2025	$104	$26	$130
2026	462	119	581
2027	227	102	329
2028	102	98	200
2029	36	53	89
2030	9	41	50
Total guarantee obligations	$940	$439	$1,379
The Company and Kioxia have agreed to mutually contribute to and indemnify each other and Flash Ventures for environmental remediation costs or liabilities resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments nor recorded any indemnification receivables under any such agreements. As of March 28, 2025, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Sale of a Majority Interest in a Subsidiary
In March 2024, SanDisk China Limited (“SanDisk China”), an indirect wholly-owned subsidiary of WDC, entered into an equity purchase agreement to sell 80% of its equity interest in SanDisk Semiconductor (Shanghai) Co. Ltd. (“SDSS”) an indirect wholly-owned subsidiary of WDC which holds one of the Company’s manufacturing facilities, to JCET Management Co., Ltd. (“JCET”), a wholly-owned subsidiary of JCET Group Co., Ltd., a Chinese publicly listed company, thereby forming a venture between SanDisk China and JCET (the “Transaction”). The venture aims to provide independent semiconductor assembly, testing, and other related services in the People’s Republic of China for customers including, but not limited to, the Company and its affiliates.
The Transaction closed on September 28, 2024, and SanDisk China completed the sale of 80% of its equity interest in SDSS to JCET.
Proceeds from the sale, including working capital adjustments, were $659 million (pre-tax). On October 1, 2024, the Company received an initial pre-tax installment of $262 million. On January 6, 2025, the Company received a second pre-tax installment of $210 million and expects to receive the remaining $187 million pre-tax proceeds in five equal installments of approximately $37 million on September 28 of each year through September 28, 2029. As of March 28, 2025, the outstanding consideration receivable was recognized at its present value of $166 million, with $36 million classified as Other current assets and $130 million classified as Other non-current assets in the Condensed Consolidated Balance Sheets. The remaining present value discount of $21 million as of March 28, 2025 will be recognized using the effective interest method over the next five years as Interest income in the Condensed Consolidated Statements of Operations.
The Company’s 20% retained interest in SDSS was determined to be valued at $158 million based on the fair value of the total pre-tax consideration received and receivable from JCET for its purchase of its 80% interest in SDSS. The Company accounts for its 20% interest in SDSS as an equity method investment within Other non-current assets in the Condensed Consolidated Balance Sheets. The Company’s 20% interest in the earnings of SDSS is recognized one quarter in arrears and is reported in Other expense, net in the Condensed Consolidated Statements of Operations. As of March 28, 2025, the 20% retained interest in SDSS was valued at $160 million.
The Transaction resulted in a pre-tax gain of $34 million, calculated as the difference between the total consideration for the sale, including the outstanding consideration receivable and the fair value of the Company’s 20% retained interest, less the carrying value of the net assets divested, which included, among other items, $71 million of cash and cash equivalents and $382 million of goodwill that was allocated to SDSS.
Subsequent to and in connection with the Transaction, Western Digital Technologies, Inc. (“WDT”) entered into a five-year supply agreement with SDSS (the “Supply Agreement”) to purchase certain flash-based products with a minimum annual commitment of $550 million (the “minimum annual commitment”). On January 10, 2025, the Company and WDT entered into an assignment agreement, pursuant to which, WDT assigned all of its rights and obligations under the Supply Agreement to the Company. The Supply Agreement contains specific penalties the Company must pay if SDSS fails to meet its minimum annual commitment. The Supply Agreement also provides that if SDSS purchases exceed the minimum annual commitment in any of the two years immediately succeeding any annual period where a shortfall penalty has been paid, SDSS shall reimburse the Company an amount not exceeding the previously paid penalty amount. The Supply Agreement expires on September 28, 2029, and automatically renews for additional one-year terms unless earlier terminated by either of the parties. The Company also entered into an agreement to grant SDSS certain intellectual property rights on a royalty-free basis for use in manufacturing products on the Company’s behalf for the term of and under the Supply Agreement. For the three and nine months ended March 28, 2025, the Company made purchases of $108 million and $219 million, respectively, under the Supply Agreement and had a $112 million accounts payable balance due to SDSS as of March 28, 2025.
The Company also entered into an arrangement to provide certain transition services for a limited period following the closing of the Transaction. Charges under this arrangement were not material.
Unis Venture
On January 24, 2025, the Company and WDC entered into an equity transfer agreement (the “Equity Transfer Agreement”) to transfer WDC’s entire equity interest in its venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, to the Company. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Unis Venture markets and sells the Company’s products in China and develops data storage systems for the Chinese market.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Prior to the execution of the Equity Transfer Agreement, the Unis Venture was not historically managed as a component of the Company and as such, the related equity method investment was not reflected within our Condensed Consolidated Financial Statements. After the execution of the Equity Transfer Agreement, the Company accounts for its investment in the Unis Venture under the equity method of accounting. The Company’s 49% interest in the earnings of the Unis Venture will be recognized one quarter in arrears from the date the Unis Venture was transferred to the Company and will be reported in Other expense, net in the Condensed Consolidated Statements of Operations.
Revenue from products distributed by the Unis Venture is recognized upon sell-through to third-party customers. For the three and nine months ended March 28, 2025, and March 29, 2024, the Company recognized approximately 1% and 1%, respectively, of its condensed consolidated revenue on products distributed by the Unis Venture. The outstanding accounts receivable due from the Unis Venture were 2% and 4% of Accounts receivable, net, as of March 28, 2025 and June 28, 2024, respectively.
Related Party Transactions
Separation and Distribution Agreement and Other Related Party Transactions with WDC
As described in Note 1, Organization and Basis of Presentation of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on February 21, 2025, in connection with the separation, the Company entered into several agreements that provide a framework for Sandisk’s relationship with WDC after the separation. These include, but are not limited to, the following, which were active and in effect during the third quarter of fiscal year 2025:
•Separation and Distribution Agreement - The separation and distribution agreement contains key provisions related to the separation of the Company from WDC, including the transfer of assets and assumptions of liabilities. In connection with this agreement, certain assets and liabilities included in the Company’s Condensed Combined Balance Sheets as of December 27, 2024 were retained by WDC and certain assets and liabilities not included in the Company’s Condensed Combined Balance Sheets as of December 27, 2024 were transferred to the Company as of the date of the separation.
Separation-related adjustments resulted in a decrease to net assets and total equity of $1.1 billion and are reflected in the “Net transfers from (to) WDC, including spin-off related adjustments” line item of the Condensed Consolidated Statements of Shareholders’ Equity.
•Transition Services Agreement – The Transition Services Agreement (“TSA”) governs the provision of transition services from WDC to Sandisk, and from Sandisk to WDC and its affiliates, on an interim, transitional basis following the separation.
For the three months ended March 28, 2025, the Company recognized $2 million in expenses related to the TSA, and the Company expects to recognize an additional expense related to the TSA of approximately $10 million during the next twelve months.
•Tax Matters Agreement - The Tax Matters Agreement governs, among other things, WDC’s and the Company’s respective rights, responsibilities and obligations after the spin-off with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. In addition, the Tax Matters Agreement imposes certain restrictions on the Company and its subsidiaries (including restrictions on share issuances, business combinations, sales of assets, and similar transactions) that are designed to preserve the tax-free status of the spin-off and certain related transactions.
As a result of this agreement, the Company recorded a tax indemnification liability of $112 million on February 21, 2025. This liability was subsequently reduced by approximately $2 million reflecting the outstanding balance as of March 28, 2025. The remaining tax indemnification liability of $110 million is classified as Other liabilities in the Condensed Consolidated Balance Sheets as of March 28, 2025.
Notes Due to (from) Western Digital Corporation
Prior to the separation, the Company received financing from certain of WDC’s subsidiaries in the form of borrowings under revolving credit agreements and promissory notes to fund activities primarily related to Flash Ventures. Additionally, cash generated by the Company was lent from time to time via promissory notes to certain of WDC’s subsidiaries for use in general corporate purposes. Outstanding balances due under these financing arrangements were due on demand.
Prior to the separation, the Company had outstanding borrowings due to WDC’s subsidiaries of $553 million, inclusive of interest payable. As part of the separation, WDC contributed $550 million to the Company, and the Company repaid $6 million in cash, which included interest accrued until the date of the separation.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following presents Interest expense and Interest income on notes due to (from) Western Digital Corporation, which were recorded within Interest expense and Interest income in the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
	(in millions)
Interest expense on notes due to Western Digital Corporation	$3	$9	$7	$29
Interest (income) on notes due from Western Digital Corporation	$—	$(1)	$(1)	$(4)
Allocation of Corporate Expenses
Prior to the separation, WDC provided various corporate services to the Company in the ordinary course of business, including executive management, finance, tax, legal, information technology, employee benefits administration, treasury, risk management, procurement and other shared services. These corporate expenses were allocated to the Company based on direct usage or benefit, where identifiable, with the remainder allocated based on headcount, revenue or other relevant measures. Management believes the basis on which the expenses were allocated to be a reasonable reflection of the utilization of services provided to us or the benefit received by us.
Effective at the beginning of the second quarter of fiscal year 2025, the Company was operationally separated from the operations that were ultimately retained by WDC following completion of the spin-off transaction. In connection with this operational separation, personnel serving the Company in shared service functions were transferred into legal entities dedicated to the Company, and substantially all assets, liabilities, and contracts pertaining to operations of the Company were transferred to legal entities dedicated to the Company as well. Accordingly, there was a substantial reduction in the pool of shared corporate overhead costs of WDC that were subject to allocation in the second and third quarters of fiscal year 2025.
The table below summarizes the impact of expense allocations from WDC within the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
	(in millions)
Research and development	$—	$190	$189	$520
Selling general, and administrative	10	109	158	328
Business separation costs	9	—	50	—
Employee termination and other charges	—	2	5	(44)
Total allocation of Corporate Expenses	$19	$301	$402	$804
Our historical financial statements do not purport to reflect what results of operations, financial position, equity or cash flows would have been if we had operated as a standalone company during the periods presented.
Cash Management
Prior to the separation, WDC provided funding for our operating and investing activities, including pooled cash managed by WDC’s treasury, to fund operating expenses and capital expenditures. WDC also directly collected certain of our receivables. These activities were reflected as a component of the Net investment from Western Digital Corporation, and this arrangement is not reflective of the manner in which we would operate on a standalone company separate from WDC during the periods presented.
Western Digital Corporation Net Investment
Prior to the separation, the Net investment from Western Digital Corporation on the Condensed Consolidated Balance Sheets represented WDC’s historical investment in the Company, the net effect of transactions with and allocations from WDC, the Company’s retained earnings and the allocation to the Company of cumulative effect adjustments from the adoption of new accounting standards.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net Transfers from (to) Western Digital Corporation
A reconciliation of Net transfers from (to) Western Digital Corporation on the Condensed Consolidated Statements of Shareholders’ Equity to the corresponding amounts on the Condensed Consolidated Statements of Cash Flows is as follows:

	Nine Months Ended
	March 28, 2025	March 29, 2024
	(in millions)
Net transfers from Western Digital Corporation per Condensed Consolidated Statements of Shareholders’ Equity	$(585)	$234
Notes due (to) from Western Digital Corporation	(1,223)	113
Other assets and liabilities, net transferred from Western Digital Corporation	(105)	—
Unis venture transferred from Western Digital Corporation	(61)	—
Property, plant and equipment, net transferred from Western Digital Corporation	(27)	(5)
Tax balances transferred from Western Digital Corporation	(8)	(2)
Accumulated other comprehensive loss transferred to Western Digital Corporation	10	—
Tax indemnification liability transferred to Western Digital Corporation	112	—
Net transfers (to) from Western Digital Corporation per Condensed Consolidated Statements of Cash Flows	$(1,887)	$340
Note 11.    Leases and Other Commitments
Leases
The Company leases certain domestic and international facilities and data center space under long-term, non-cancelable operating leases that expire at various dates through fiscal year 2039. In connection with and subsequent to the separation, the Company entered into various sublease agreements with WDC under long-term, non-cancelable operating leases that expire at various dates through fiscal year 2031.
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
The following table presents right-of-use lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	March 28, 2025	June 28, 2024
	(in millions)
Operating lease right-of-use assets (included in other non-current assets)	$216	$179

Operating lease liabilities:
Current portion of long-term operating lease liabilities (included in accrued expenses)	24	11
Long-term operating lease liabilities (included in other liabilities)	196	171
Total operating lease liabilities	$220	$182

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
	(in millions)
Cost of operating leases	$11	$7	$27	$20
Cash paid for operating leases	8	8	22	22
Operating lease assets obtained in exchange for operating lease liabilities	39	—	43	167
The weighted average remaining lease term and discount rate for the Company’s operating leases were as follows:

	March 28, 2025	June 28, 2024
Weighted average remaining lease term in years	11.3	13.7
Weighted average discount rate	7.3%	7.5%
As of March 28, 2025, minimum lease payments were as follows:

Lease Amounts
(in millions)
Minimum lease payments by fiscal year:
Remaining three months of 2025	$9
2026	38
2027	34
2028	28
2029	24
Thereafter	202
Total future minimum lease payments	335
Less: Imputed interest	115
Present value of lease liabilities	$220
Sale-Leaseback
In September 2023, WDC completed a sale and leaseback of its facility in Milpitas, California and received net proceeds of $191 million in cash. A substantial majority of these assets are associated with the Company, and as a result, $134 million of the net proceeds from the sale-leaseback transaction were allocated to us on a relative square footage basis and reflected as a cash inflow from investing activities within the Condensed Consolidated Statements of Cash Flows for the nine months ended March 29, 2024. In connection with the sale and leaseback, the Company recorded a gain of $60 million upon the closing of the transaction. For more information, see Part 1, Item 1, Note 15, Employee Termination and Other Charges of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
The property is being leased back to the Company at a total annual rate of $16 million for the first year and increasing by 3% per year thereafter through January 1, 2039. The lease includes three five-year renewal options and one four-year renewal option for the ability to extend through December 2057. The associated operating lease liability and right-of-use asset for this facility has been included in the Condensed Consolidated Balance Sheets as of March 28, 2025 and June 28, 2024. This facility is utilized in the Company’s operations, and before the separation, the total lease expense has been allocated to the Company based on the continued usage of the facility.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Purchase Agreements and Other Commitments
In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the coming months, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent upon certain conditions such as performance, quality and technology of the vendor’s components. As of March 28, 2025, the Company had the following minimum long-term commitments:

Long-term commitments
(in millions)
Fiscal year:
Remaining three months of 2025	$26
2026	372
2027	583
2028	570
2029	570
Thereafter	660
Total	$2,781
Note 12.     Shareholders’ Equity
Prior to the separation, certain employees participated in WDC’s stock incentive plans (the “WDC Plans”), whereby all awards granted under the plans consisted of WDC common stock. The Stock-based compensation expense recognized in the Company’s Condensed Consolidated Financial Statements was determined based upon employees who participated in the WDC Plans and exclusively supported the Company’s operations, as well as an allocation of WDC’s corporate and shared employee stock-based compensation expenses.
In connection with the separation, all outstanding RSU and PSU awards held by former employees of WDC and its affiliates, who became Sandisk employees after the separation, were adjusted pursuant to conversion ratios determined in accordance with the terms of the Employee Matters Agreement. Outstanding RSU and PSU awards held by employees in the positions of Vice President and above as of the separation date were converted into RSU or PSU awards of Sandisk shares and RSU awards of WDC shares on a ratio of one-third (1/3) of one share of the Company’s common stock for each WDC award held by each such employee. For all other employees, the value of the converted RSU awards was designed to preserve the aggregate intrinsic value of the award immediately after the separation when compared to the aggregate intrinsic value of those award immediately prior to separation. Pursuant to the Employee Matters Agreement, the converted awards shall generally continue to be subject to the same terms and conditions as were applicable to the original WDC awards, including with respect to vesting, except as described in the Employee Matters Agreement. As a result of the conversion, the Company will incur approximately $41 million of incremental stock-based compensation expense over the remaining service period for the awards. Of this amount, $5 million were recognized during the quarter ended March 28, 2025, and approximately $36 million will be recognized over the awards’ remaining service periods.
Additionally, the Company adopted the following incentive plans for Sandisk employees: (i) Sandisk Corporation 2025 Long-Term Incentive Plan (the “2025 Long-Term Incentive Plan”), and (ii) Sandisk Corporation 2025 Employee Stock Purchase Plan. Grants of equity awards made after the separation to our executive officers and other employees will be made under the 2025 Long-Term Incentive Plan, which became effective on January 25, 2025.
After the separation, certain employees of the Company participate in stock incentive plans which allow for stock-based compensation in a number of forms, including RSU awards, PSU awards, and an employee stock purchase plan (“ESPP”).
Restricted and Performance Stock Unit Awards
The fair value of an RSU award equals the closing share price on the grant date of the award. The fair value of a PSU award containing a market condition is estimated using a Monte Carlo simulation on the grant date. The expense associated with these awards is recognized over their requisite service period, usually four years for RSUs and three years for PSUs.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes RSU and PSU award activity under the Company’s incentive plans during the nine months ended March 28, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)
RSUs and PSUs outstanding at June 28, 2024	—	$—	$—
Awards converted from Western Digital Corporation Plans (1)	6.4	35.32	—
Granted	0.1	54.53	—
Issued	(0.4)	31.66	21.93
RSUs and PSUs outstanding at March 28, 2025	6.1	$35.95	$21.93
(1) This amount excludes 3.1 million of WDC equity awards held by Sandisk employees, which upon vesting will be issued in WDC shares instead of the Company’s shares.
RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock upon vesting. Forfeitures are recognized as they occur.
Compensation cost related to unvested RSUs, PSUs, and rights to purchase shares of common stock under the ESPP are amortized on a straight-line basis over the remaining service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of March 28, 2025:

	Unamortized Compensation Costs	Weighted average service period
	(in millions)	(years)
RSUs and PSUs	$269	2.39
Total unamortized compensation cost	$269	2.39
Employee Stock Purchase Plan
We have an ESPP under which our stockholders have approved an aggregate of approximately 4.3 million shares of common stock for issuance to eligible employees. The fair value of the award at the grant date is based on the Black-Scholes valuation model. The plan permits eligible employees to purchase common stock, through payroll deductions, at 95% of the fair market value of a share of common stock on the first day of the 24-month offering period in which the employees are participating or 95% of the fair market value of a share of common stock on the applicable exercise date, whichever is lower. Rights to purchase shares are granted during the second and fourth quarters of each fiscal year.
Stock-based Compensation Expense
The following tables present the Company’s stock-based compensation for equity-settled awards by type, financial statement line, and the related tax benefit included in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
	(in millions)
RSUs and PSUs	$43	$32	$124	$102
ESPP	1	6	9	13
Total	$44	$38	$133	$115

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
	(in millions)
Cost of revenue	$3	$5	$12	$15
Research and development	20	19	60	54
Selling general, and administrative	21	14	61	46
Subtotal	$44	$38	$133	$115
Tax benefit	5	(5)	(26)	(15)
Total	$49	$33	$107	$100
Any shortfalls or excess windfall tax benefits and tax deficiencies for shortfalls related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, were not material for the periods presented.
Note 13.     Net Income (loss) per Common Share
The separation was executed through WDC’s pro rata distribution of 80.1% of the outstanding shares of common stock of the Company to holders of WDC’s common stock as of February 21, 2025. On the separation date, the Company issued 145 million shares of common stock, par value $0.01 per share. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the separation, and these shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the separation, it is assumed that there are no dilutive equity instruments as there were no equity awards of Sandisk outstanding prior to the separation.
The following table presents the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
	(in millions, except per share amounts)
Net income (loss)	$(1,933)	$27	$(1,618)	$(792)

Weighted average shares outstanding:
Basic and diluted	145	145	145	145

Net income (loss) per common share:
Basic and diluted	$(13.33)	$0.19	$(11.16)	$(5.46)

Dilutive weighted-average shares (1)	2	—	2	—
(1) Dilutive stock-based awards were excluded from the calculation of diluted shares because their effect would have been anti-dilutive.
Basic net income (loss) per share is computed using (i) net income (loss) divided by (ii) weighted average basic shares outstanding. Diluted net income (loss) per share is computed as (i) net income divided by (ii) weighted average diluted shares outstanding. The treasury stock method is used to determine the dilutive impact of unvested equity awards.
Potentially dilutive shares include dilutive outstanding employee RSUs, PSUs, and rights to purchase shares of common stock under the ESPP. For the three and nine months ended March 28, 2025, the Company recorded net losses, and as such, all potentially dilutive securities have been excluded from those periods as including them would be anti-dilutive.
Note 14.    Income Tax Expense
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, which contained significant changes to laws related to tax, climate, energy, and health care. The tax measures include, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.0 billion. The Company does not expect to be subject to the CAMT of 15% for fiscal year 2025 as its average annual AFSI did not exceed $1.0 billion for the preceding three-year period.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On December 20, 2021, the Organization for Economic Co-operation and Development G20 (“OECD/G20”) Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two (“Pillar Two”). Several non-U.S. jurisdictions have either enacted legislation or announced their intention to enact future legislation to adopt certain or all components of Pillar Two, some of which are effective for the Company in fiscal year 2025. For fiscal year 2025, the Company currently expects to be able to meet certain transitional safe harbors and does not expect any material Pillar Two taxes. As more jurisdictions adopt this legislation in fiscal year 2026, there may be material increases in the Company’s future tax obligations in certain jurisdictions.
The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
	(in millions)
Income (loss) before taxes	$(1,901)	$54	$(1,461)	$(700)
Income tax expense	32	27	157	92
Effective tax rate	(2)%	50%	(11)%	(13)%
The relative mix of earnings and losses by jurisdiction, the goodwill impairment, the deduction for foreign-derived intangible income, credits and tax holidays in Malaysia that will expire at various dates during years 2028 through 2031 resulted in decreases to the effective tax rate below the U.S. statutory rate for the three and nine months ended March 28, 2025.
The primary drivers of the difference between the effective tax rate for the three and nine months ended March 29, 2024 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign-derived intangible income, credits and tax holidays in Malaysia.
Uncertain Tax Positions
With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Condensed Consolidated Balance Sheets.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding accrued interest and penalties for the nine months ended March 28, 2025:

(in millions)
Accrual balance at June 28, 2024	$47
Gross increases related to current year tax positions	10
Gross decrease related to prior year tax positions	(1)
Gross increase related to transfer from Western Digital Corporation	78
Gross decrease related to settlement	(7)
Accrual balance at March 28, 2025	$127
As of March 28, 2025 and June 28, 2024, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was $127 million and $47 million, respectively. Interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of March 28, 2025 and June 28, 2024 was $4 million and $9 million, respectively.
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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 15.    Employee Termination and Other Charges
Business Realignment
The Company periodically incurs charges to realign its operations with anticipated market demand, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure and focus its resources. The Company has taken actions to reduce the amount of capital invested in facilities, including the sale-leaseback of its facility in Milpitas, California, in September 2023, as discussed in Part 1, Item 1, Note 11, Leases and Other Commitments of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
The Company recorded the following net charges related to these actions for the periods presented:

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
	(in millions)
Employee termination benefits	$—	$—	$2	$14
Contract termination and other	—	2	3	2
Gain on sale-leaseback of facility	—	—	—	(60)
Total employee termination and other charges	$—	$2	$5	$(44)
The termination benefits accrual balance as of March 28, 2025 and the periodic activity during the three and nine months ended March 28, 2025 were not material.
Note 16.    Legal Proceedings
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. You should read this information in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited Combined Financial Statements and notes thereto for the fiscal year ended June 28, 2024, included in our Registration Statement on Form 10, filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on November 25, 2024, and as further amended thereafter and declared effective on January 31, 2025 (as amended, the “Form 10”). See also “Forward-Looking Statements” immediately prior to Part I, Item 1 in this Quarterly Report on Form 10-Q.
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
Separation of Business Units
On October 30, 2023, Western Digital Corporation (“WDC”) announced that its board of directors (the “WDC Board of Directors”) authorized management to pursue a plan to separate the Company into an independent public company. The separation received final approval by the WDC Board of Directors and was completed on February 21, 2025. Prior to February 21, 2025, the Company was wholly owned by WDC.
On February 21, 2025, WDC executed the spin-off of the Company through WDC’s pro rata distribution of 80.1% of the outstanding shares of common stock of the Company to holders of WDC’s common stock. Each WDC stockholder received one-third (1/3) of one share of the Company’s common stock for each share of WDC’s common stock held by such WDC stockholder as of February 12, 2025, the record date of the distribution. Upon completion of the separation, WDC owned 19.9% of the outstanding shares of the Company’s common stock, which WDC is expected to retain for a period of up to twelve months following the distribution. Following the distribution, the Company became an independent publicly listed company, and on February 24, 2025, the Company began trading as an independent publicly traded company under the stock symbol “SNDK” on Nasdaq.
SanDisk Semiconductor (Shanghai) Co. Ltd. (“SDSS”)
As discussed in Part I, Item 1, Note 10, Related Parties and Related Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on September 28, 2024, prior to the separation, WDC’s wholly-owned subsidiary, SanDisk China Limited (“SanDisk China”) completed the sale of 80% of its equity interest in SDSS to JCET Management Co., Ltd. (“JCET”), a wholly-owned subsidiary of JCET Group Co., Ltd., a Chinese publicly listed company, thereby forming a venture between SanDisk China and JCET (the “SDSS Venture”). The transaction resulted in a pre-tax gain of $34 million.

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
Sale-Leaseback
In September 2023, WDC completed a sale and leaseback of its facility in Milpitas, California, and received net proceeds of $191 million in cash. A substantial majority of these assets are associated with the Company, and as a result, $134 million of the net proceeds from the sale-leaseback transaction were allocated to us on a relative square footage basis. The property is being leased back to the Company at a total annual rate of $16 million for the first year and increasing by 3% per year thereafter through January 1, 2039. The lease includes three five-year renewal options and one four-year renewal option for the ability to extend through December 2057. The associated operating lease liability and right-of-use asset for this facility has been included in the Condensed Consolidated Balance Sheets as of March 28, 2025 and June 28, 2024. This facility is utilized in the Company’s operations, and the total lease expense has been allocated to the Company based on the continued usage of the facility.
Goodwill Impairment
As discussed in Part I, Item 1, Note 5, Supplemental Financial Statement Data of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, subsequent to the separation, the Company performed a quantitative analysis of potential impairment of goodwill and long-lived assets, in accordance with Accounting Standards Codification (“ASC”) No. 350, Intangibles - Goodwill and Other. That analysis indicated that the estimated carrying value of our reporting unit exceeded its fair value. As a result, the Company has recorded a goodwill impairment charge of $1.8 billion for the three months ended March 28, 2025.
Financing Activities
Prior to the separation, the Company received financing from certain of WDC’s subsidiaries in the form of borrowings under revolving credit agreements and promissory notes to fund activities primarily related to Flash Ventures. Additional information regarding our outstanding notes due to (from) Western Digital Corporation is included in Part 1, Item 1, Note 9, Related Parties and Related Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
As discussed in Part I, Item 1, Note 8, Debt of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on February 21, 2025, the Company entered into a loan agreement comprised of a seven-year Term Loan B facility in an aggregate principal amount of $2 billion (the “Term Loan Facility”) and a five-year revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $1.5 billion with $150 million for letters of credit.
On February 21, 2025, the Company borrowed $2 billion under its Term Loan Facility. The Company used a portion of the proceeds of the borrowing to make a net distribution payment of $1.5 billion to WDC, with the remainder to be used for general corporate purposes of the Company. The proceeds of the Revolving Credit Facility may be used by the Company for working capital and general corporate purposes.
As of March 28, 2025, the Company has drawn no amounts under the Revolving Credit Facility.
Operational Update
During the first half of 2024, macroeconomic factors such as inflation, changes in interest rates, and recession concerns softened demand of our products. As a result, we and our industry experienced a supply-demand imbalance, which resulted in reduced shipments and negatively impacted pricing during those periods. To adapt to these conditions, we implemented measures to reduce operating expenses and proactively manage supply and inventory to align with demand and improve our capital efficiency while continuing to deploy innovative products. These actions enabled us to scale back on capital expenditures, consolidate production lines, and reduce production, which resulted in incremental charges for employee termination and charges for unabsorbed manufacturing overhead costs due to the underutilization of facilities as we temporarily scaled back production.

In the first half of fiscal 2025, we saw an improvement in the supply and demand dynamic, leading to improved revenues. The increase in demand resulted in increased revenue and gross margin in the first and second quarter of fiscal 2025 from the comparable period in the prior year. Recently, we have been experiencing what we believe is a mid-cycle slowdown. During the third quarter of fiscal year 2025, we incurred charges for unabsorbed manufacturing overhead costs due to reduced utilization of our manufacturing capacity totaling $24 million, and we anticipate to incur additional charges as we moderate production levels to align with demand for our products in the remainder of fiscal 2025.
Additionally, the United States has recently announced changes to U.S. trade policy, including increased tariffs on imported goods. Currently, the majority of our products sold in the U.S. are exempt from tariffs, but additional tariff increases or the loss of applicable exemptions would increase the cost of goods sold for our products sold in the U.S., which could negatively impact our margins and financial performance. Increases in the price of our products in response to increased costs may adversely impact demand for those products in the U.S., which could also negatively impact our performance and financial results. Future trade policies and regulations in the U.S. and other countries, the terms of any trade arrangements that may be negotiated between the U.S. and other countries, the scope, amount, or duration of tariffs that may be imposed by any country, and the impact of these factors on our business are uncertain and may contribute to increased costs and reduced demand for our products, each of which could harm our financial performance.
With regard to technological advances, we anticipate that digital transformation, including the artificial intelligence data-cycle, will drive improved market conditions in the long term for our data storage products.
We will continue to actively monitor developments impacting our business and may take additional responsive actions that we determine to be in the best interest of our business and stakeholders.
Basis of Presentation
On February 21, 2025, the Company became a standalone publicly traded company, and its financial statements are now presented on a consolidated basis. Prior to the separation, the Company’s historical combined financial statements were derived from WDC’s consolidated financial statements and accounting records and prepared as if the Company existed on a standalone basis. The financial statements for all periods presented, including the historical results of the Company prior to February 21, 2025, are now referred to as “Consolidated Financial Statements” and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
The following discussion reflects the Company’s financial condition and results of operations as set forth in the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
The unaudited Condensed Consolidated Statements of Operations include all revenues and costs directly attributable to the Company, including costs for facilities, functions, and services used by the Company. Prior to the separation, the Company’s business had historically functioned together with the other businesses controlled by WDC. Accordingly, the Company relied on WDC’s corporate overhead and other support functions for its business. Therefore, certain corporate overhead and shared costs were allocated to the Company including (i) certain general and administrative expenses related to WDC’s support functions that are provided on a centralized basis within WDC (e.g., expenses for corporate facilities, executive oversight, treasury, finance, legal, human resources, compliance, information technology, employee benefit plans, stock compensation plans and other corporate functions), and (ii) certain operations support costs incurred by WDC, including product sourcing, maintenance and support services, and other supply chain functions. These expenses were specifically identified, when possible, or allocated based on revenues, headcount, usage or other allocation methods that are considered to be a reasonable reflection of the utilization of services provided or benefit received. While management considers that such allocations were made on a reasonable basis consistent with benefits received, the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q may not be indicative of our future performance, do not necessarily include the actual expenses that would have been incurred by us and may not reflect our results of operations, financial position, and cash flows had we been a separate, standalone company during the periods presented. For additional information, see Part I, Item 1, Note 1, Organization and Basis of Presentation of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Results of Operations
Overview
The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	March 28, 2025		March 29, 2024		$ Change	% Change
	(in millions, except percentages)
Revenue, net	$1,695	100.0%	$1,705	100.0%	$(10)	(1)%
Cost of revenue	1,313	77.5	1,242	72.8	71	6%
Gross profit	382	22.5	463	27.2	(81)	(18)%
Operating expenses:
Research and development	285	16.8	277	16.2	8	3
Selling, general and administrative	139	8.2	107	6.3	32	30
Goodwill impairment	1,830	108.0	—	—	1,830	n/a
Business separation costs	9	0.5	12	0.7	(3)	(25)
Employee termination and other	—	—	2	0.1	(2)	(100)
Total operating expenses	2,263	133.5	398	23.3	1,865	469
Operating income (loss)	(1,881)	(111.0)	65	3.9	(1,946)	(2994)
Interest and other expense:
Interest income	6	0.4	3	0.2	3	100
Interest expense	(16)	(0.9)	(9)	(0.5)	(7)	(78)
Other expense, net	(10)	(0.6)	(5)	(0.3)	(5)	(100)
Total interest and other expense, net	(20)	(1.1)	(11)	(0.6)	(9)	(82)
Income (loss) before taxes	(1,901)	(112.1)	54	3.3	(1,955)	(3620)
Income tax expense	32	1.9	27	1.6	5	19
Net income (loss)	$(1,933)	(114.0)	$27	1.7	$(1,960)	(7,259)%

	Nine Months Ended
	March 28, 2025		March 29, 2024		$ Change	% Change
	(in millions, except percentages)
Revenue, net	$5,454	100.0%	$4,903	100.0%	$551	11%
Cost of revenue	3,740	68.6	4,467	91.1	(727)	(16)
Gross profit	1,714	31.4	436	8.9	1,278	293
Operating expenses:
Research and development	847	15.5	763	15.6	84	11
Selling, general and administrative	411	7.5	338	6.9	73	22
Goodwill impairment	1,830	33.6	—	—	1,830	n/a
Business separation costs	50	0.9	46	0.9	4	9
Employee termination and other	5	0.1	(44)	(0.9)	49	111
Gain on business divestiture	(34)	(0.6)	—	—	(34)	n/a
Total operating expenses	3,109	57.0	1,103	22.5	2,006	182
Operating income (loss)	(1,395)	(25.6)	(667)	(13.6)	(728)	(109)
Interest and other expense:
Interest income	11	0.2	9	0.2	2	22
Interest expense	(22)	(0.4)	(31)	(0.6)	9	29
Other expense, net	(55)	(1.0)	(11)	(0.2)	(44)	(400)
Total interest and other expense, net	(66)	(1.2)	(33)	(0.6)	(33)	(100)
Income (loss) before taxes	(1,461)	(26.8)	(700)	(14.2)	(761)	(109)
Income tax expense	157	2.9	92	1.9	65	71
Net income (loss)	$(1,618)	(29.7)	$(792)	(16.1)	$(826)	(104)%
(1) Percentage may not total due to rounding.
The following table sets forth, for the periods presented, summary information regarding our disaggregated revenue:

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
	(in millions)
Revenue by end market:
Cloud	$197	$97	$747	$155
Client	927	1,035	3,024	3,002
Consumer	571	573	1,683	1,746
Total revenue	$1,695	$1,705	$5,454	$4,903

Revenue by geography:
Asia	$1,038	$1,140	$3,274	$3,313
Americas	375	272	1,207	759
Europe, Middle East and Africa	282	293	973	831
Total revenue	$1,695	$1,705	$5,454	$4,903
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

Net Revenue
Net revenue decreased 1% in the three months ended March 28, 2025 from the comparable period in the prior year, primarily due to an 11% decrease in average selling prices (“ASP”) per gigabyte due to pricing pressure caused by market oversupply, partially offset by a 13% increase in exabytes sold due to stronger demand in our Cloud end market.
Net revenue increased 11% in the nine months ended March 28, 2025 from the comparable period in the prior year, primarily due to a 12% increase in ASP per gigabyte due to improved pricing as the supply-demand balance improved, partially offset by a 1% decrease in exabytes sold due to softer demand in the Client and Consumer end markets.
Cloud revenue increased 103% in the three months ended March 28, 2025 from the comparable period in the prior year, primarily due to a 75% increase in exabytes sold due to increased enterprise SSD shipments to data center customers and a 16% increase in ASP per gigabyte due to improved pricing. Cloud revenue increased 382% in the nine months ended March 28, 2025 from the comparable period in the prior year, primarily due to a 256% increase in exabytes sold and a 26% increase in ASP per gigabyte.
Client revenue decreased 10% in the three months ended March 28, 2025 from the comparable period in the prior year, primarily due to a 13% decrease in ASP per gigabyte due to pricing pressure, partially offset by a 5% increase in exabytes sold, primarily due to increased shipments to gaming customers. Client revenue increased 1% in the nine months ended March 28, 2025 from the comparable period in the prior year primarily due to a 17% increase in ASP per gigabyte due to improved pricing, partially offset by a 15% decrease in exabytes sold mostly due to a decrease in demand.
Consumer revenue remained flat in the three months ended March 28, 2025 compared to the comparable period in the prior year, primarily due to a 15% increase in exabytes sold, offset by a 15% decrease in ASP per gigabyte due to pricing pressure. Consumer revenue decreased 4% in the nine months ended March 28, 2025 from the comparable period in the prior year, primarily due to a 4% decrease in ASP per gigabyte and 1% decrease in exabytes sold.
The changes in net revenue by geography in the three and nine months ended March 28, 2025 from the comparable period in the prior year primarily reflected higher revenue in the Asia region from Client customers.
Consistent with standard industry practice, we offer sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three months ended March 28, 2025 and March 29, 2024, these programs represented 19% and 16%, respectively, of gross revenues. For the nine months ended March 28, 2025 and March 29, 2024, these programs represented 19% and 21%, respectively, of gross revenues. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors, including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.
Gross Profit and Gross Margin
Gross profit decreased $81 million for the three months ended March 28, 2025 from the comparable period in the prior year, primarily due to a decrease in revenue due to lower ASP, a $29 million increase in start-up costs related to the construction of our K2 facility, and a $24 million charge as a result of the reduced utilization of our manufacturing capacity not incurred in the comparable period in the prior year.
Gross profit increased $1,278 million for the nine months ended March 28, 2025 from the comparable period in the prior year, primarily due to improved pricing, a favorable product mix, and a decrease in manufacturing underutilization charges incurred in the three months ended March 28, 2025 compared to the comparable prior year period, partially offset by a $36 million insurance recoveries received in the nine months ended March 29, 2024 for losses incurred due to a contamination incident in 2022. In the nine months ended March 29, 2024, we recognized a $249 million charge as a result of the reduced utilization of our manufacturing capacity as compared to an underutilization charge of $24 million incurred in the three months ended March 28, 2025.
Gross profit margin decreased by 5% for the three months ended March 28, 2025 from the comparable period in the prior year, primarily due to a decline in revenue and a charge as a result of the reduced utilization of our manufacturing capacity for which a similar charge was not incurred in the comparable period in the prior year.
Gross profit margin increased by 23% for the nine months ended March 28, 2025 from the comparable period in the prior year, primarily due to improved pricing, a favorable product mix, and a prior year charge as a result of the reduced utilization of our manufacturing capacity.

Operating Expenses
Research and development (“R&D”) expenses increased $8 million in the three months ended March 28, 2025 from the comparable period in the prior year, primarily due to a $4 million increase in material purchases and a $4 million increase in spending for R&D projects as we continue to invest in innovation.
R&D expenses increased $84 million in the nine months ended March 28, 2025 from the comparable period in the prior year, primarily due to a $46 million increase in compensation and benefits due to higher variable compensation, including short-term incentives, which were not incurred in the comparable period in the prior year, and increased headcount, a $20 million increase in material purchases, a $13 million increase in spending for R&D projects, and a $5 million increase in Flash Venture R&D commitments as we continue to invest in innovation.
Selling, general and administrative expenses increased $32 million in the three months ended March 28, 2025 from the comparable period in the prior year, primarily due to a $25 million increase in compensation and benefits mainly due to higher headcount and higher variable compensation, including short-term incentives and separation bonuses, and a $8 million increase in rent expense, primarily due to new leases entered in connection with the separation from WDC.
Selling, general and administrative expenses increased $73 million in the nine months ended March 28, 2025 from the comparable period in the prior year, primarily due to a $52 million increase in compensation and benefits due to higher variable compensation, including short-term incentives, which were not incurred in the comparable period in the prior year, and increased headcount, a $24 million increase in legal and outside service fees, a $9 million increase in sales and marketing expenses, a $8 million increase in rent expense, primarily due to new leases entered in connection with the separation from WDC, partially offset by a $20 million decrease in strategic review costs.
Employee termination and other charges decreased $2 million in the three months ended March 28, 2025 from the comparable period in the prior year, as there were no restructuring actions taken in the current period.
Employee termination and other charges increased $49 million in the nine months ended March 28, 2025 from the comparable period in the prior year, primarily due to a $60 million gain on the sale-leaseback of a facility in the prior period, partially offset by a $11 million decrease in employee termination costs as a result of fewer restructuring actions taken in the current period. For additional information regarding employee termination and other charges, see Part I, Item 1, Note 15, Employee Termination and Other Charges of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q,
Goodwill impairment
Goodwill impairment increased $1.8 billion in the three and nine months ended March 28, 2025 from the comparable period in the prior year due to an impairment charge resulting from the difference between the carrying value of our reporting unit and its fair value.
Business separation costs
Business separation costs decreased $3 million in the three months ended March 28, 2025 from the comparable period in the prior year, primarily due to completion of the separation from WDC.
Business separation costs increased $4 million in the nine months ended March 28, 2025 from the comparable period in the prior year, primary due to an increase in outside service fees to support the execution of the separation from WDC.
Gain on business divestiture
Gain on business divestiture increased $34 million in the nine months ended March 28, 2025 from the comparable period in the prior year due to the pre-tax gain on the sale of SDSS.
Interest and Other Expense, net
Interest and other expense, net increased $9 million in the three months ended March 28, 2025 from the comparable period in the prior year, primarily due to a $15 million increase in interest expense from our Term Loan Facility and a $3 million increase in losses on our equity investments, partially offset by a $7 million decrease in interest expense on borrowings due to WDC and a $2 million increase in interest income arising from the accretion of the present value discount on the outstanding SDSS consideration receivable.

Interest and other expense, net increased $33 million in the nine months ended March 28, 2025 from the comparable period in the prior year, primarily due to a $26 million increase in foreign exchange losses, a $23 million increase in losses on our equity investments, and a $15 million increase in interest expense from our Term Loan Facility, partially offset by a $21 million decrease in interest expense on borrowings due to WDC, a $6 million increase in interest income arising from the accretion of the present value discount on the outstanding SDSS consideration receivable and a $5 million increase in other income due to an increase in available cash.
Income Tax Expense
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, which contained significant changes to laws related to tax, climate, energy, and health care. The tax measures include, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.0 billion. We do not expect to be subject to the CAMT of 15% for fiscal year 2025 as our average annual AFSI did not exceed $1.0 billion for the preceding three-year period.
On December 20, 2021, the Organization for Economic Co-operation and Development G20 Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two (“Pillar Two”). Several non-U.S. jurisdictions have either enacted legislation or announced their intention to enact future legislation to adopt certain or all components of Pillar Two, some of which are effective for the Company in fiscal year 2025. For fiscal year 2025, we currently expect to be able to meet certain transitional safe harbors and do not expect any material Pillar Two taxes. As more jurisdictions adopt this legislation in fiscal year 2026, there may be material increases in our future tax obligations in certain jurisdictions.
The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
	(in millions)
Income (loss) before taxes	$(1,901)	$54	$(1,461)	$(700)
Income tax expense	32	27	157	92
Effective tax rate	(2)%	50%	(11)%	(13)%
The relative mix of earnings and losses by jurisdiction, the goodwill impairment, the deduction for foreign-derived intangible income, credits and tax holidays in Malaysia that will expire at various dates during years 2028 through 2031 resulted in decreases to the effective tax rate below the U.S. statutory rate for the three and nine months ended March 28, 2025.
For additional information regarding income tax expense, see Part I, Item 1, Note 14, Income Tax Expense of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Financial condition, liquidity and capital resources
The following table summarizes our Condensed Consolidated Statements of Cash Flows of March 28, 2025 and March 29, 2024:

	Nine Months Ended
	March 28, 2025	March 29, 2024
	(in millions)
Net cash provided by (used in):
Operating activities	$(10)	$(179)
Investing activities	573	213
Financing activities	620	51
Effect of exchange rate changes on cash	(4)	—
Net increase in cash and cash equivalents	$1,179	$85
As noted previously, we have been scaling back on capital expenditures, consolidating production lines and reducing bit growth to align with market demand. We continue to be cautious in our capital investment and expect our cash capital expenditures in fiscal 2025 to be higher than in fiscal 2024, but remain below our fiscal 2023 expenditures.
We believe our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next twelve months and for the foreseeable future thereafter. We believe we can also access the various capital markets to further supplement our liquidity position if necessary. Our ability to sustain our working capital position is subject to a number of risks that we discuss under the heading “Risk Factors” included in the Form 10.

A total of $1.1 billion and $321 million of our cash and cash equivalents were held outside of the U.S. as of March 28, 2025 and June 28, 2024 respectively. There are no material tax consequences that were not previously accrued for the repatriation of this cash.
Operating Activities
Net cash used in operating activities primarily consists of net income or loss, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. Net cash used as a result of changes in operating assets and liabilities was $436 million in the nine months ended March 28, 2025, as compared to $267 million net cash provided in the nine months ended March 29, 2024, reflecting an increase in the volume of our business, as discussed above.
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

	Three Months Ended
	March 28, 2025	March 29, 2024
Days sales outstanding	53	43
Days in inventory	150	127
Days payable outstanding	(53)	(51)
Cash conversion cycle	150	119
Changes in days sales outstanding, or DSO, are generally due to the timing of shipments. Changes in days in inventory, or DIO, are generally related to the timing of inventory builds. Changes in days payables outstanding, or DPO, are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make payment term modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.
For the three months ended March 28, 2025, DSO increased 10 days over the three months ended March 29, 2024, reflecting lower accounts receivable factoring and the timing of shipments and customer collections. During the three months ended March 28, 2025, DIO increased 23 days over the three months ended March 29, 2024, primarily reflecting lower consumption of inventory in the current period. DPO increased 2 days over the comparable period in the prior year, primarily due to routine variations in the timing of purchases and payments during the period.
Investing Activities
Net cash provided by investing activities in the nine months ended March 28, 2025 primarily consisted of $401 million in net proceeds from our sale of a majority interest in one of our subsidiaries and $330 million in net proceeds from activity related to Flash Ventures, partially offset by $159 million in capital expenditures. Net cash provided by investing activities in the nine months ended March 29, 2024 primarily consisted of $134 million of proceeds from the sale-leaseback of our Milpitas, California facility and $207 million in net proceeds from activity related to Flash Ventures, partially offset by $128 million in capital expenditures.
Financing Activities
Net cash provided by financing activities in the nine months ended March 28, 2025 primarily consisted of $1,970 million in proceeds from borrowings from the Term Loan Facility, $550 million proceeds from borrowings on notes due to WDC, and $101 million proceeds from principal repayments on notes due from WDC, partially offset by $1,887 million transferred to WDC, $76 million in net repayments on notes due to WDC and $32 million debt issuance discount. Net cash provided by financing activities in the nine months ended March 29, 2024 primarily consisted of $340 million net transfers from WDC, partially offset by $187 million in origination of notes due from WDC and $102 million in net repayments on notes due to WDC.

Off-Balance Sheet Arrangements
Other than the Flash Ventures and SDSS-related commitments incurred in the normal course of business and certain indemnification provisions (see “Short-and-Long-term Liquidity - Purchase Obligations and Other Commitments” below), we do not have any other material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any other obligations arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the Condensed Consolidated Financial Statements. Additionally, with the exception of Flash Ventures, the SDSS Venture and the Unis Venture, we do not have an interest in, or relationships with, any variable interest entities. For additional information regarding our off-balance sheet arrangements, see Part I, Item I, Note 10, Related Parties and Related Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Short-and-Long-term Liquidity
Material Cash Requirements as of March 28, 2025
The following is a summary of our known material cash requirements, including those for capital expenditures, as of March 28, 2025:

	Total	Remaining three months of 2025	2-3 Years (2026-2027)	4-5 Years (2028-2029)	More than 5 Years (Beyond 2029)
	(in millions)
Long-term debt, including current portion (1)	$2,000	$5	$40	$40	$1,915
Interest on debt	989	37	296	284	372
Flash Ventures related commitments(2)	4,592	940	2,606	877	169
Operating leases	335	9	72	52	202
Purchase obligations and other commitments	2,781	26	955	1,140	660
Total	$10,697	$1,017	$3,969	$2,393	$3,318
(1) Principal portion of debt, excluding issuance costs.
(2) Includes reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and payments for other committed expenses, including research and development and building depreciation. Funding commitments assume no additional operating lease guarantees. Additional operating lease guarantees can reduce funding commitments.
Debt
In connection with the separation, on February 21, 2025, the Company entered into a loan agreement comprised of a $1.5 billion revolving credit facility, which was undrawn at the separation date, and a $2 billion term loan facility due in 2032. The Company used a portion of the proceeds received from the term loan facility, as well as cash on hand, to make a net distribution payment of $1.5 billion to WDC in exchange for assets, liabilities and certain legal entities of WDC associated with the Company.
As of March 28, 2025, the Company was in compliance with the loan agreement financial covenant that requires the Company to maintain a maximum Leverage Ratio. Additional information regarding our indebtedness, including information about availability under our revolving credit facility and the principal repayment terms, interest rates, covenants, collateral and other key terms of our outstanding indebtedness, is included in Part I, Item I Note 8, Debt of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Flash Ventures
Flash Ventures sells to, and leases back from, a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements, of which we guarantee half or all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of March 28, 2025, and as of June 28, 2024, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 10, Related Parties and Related Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding Flash Ventures.

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
Unrecognized Tax Benefits
As of March 28, 2025, our liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $127 million. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of March 28, 2025 and June 28, 2024 was $4 million and $9 million, respectively. Of these amounts, approximately $131 million could result in potential cash payments.
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
Indemnifications
Concurrent with the separation, the Company and WDC entered into a Tax Matters Agreement under which the Company and WDC agreed to indemnify each other for 50% of certain tax positions. As a result of this agreement, the Company recorded a tax indemnification liability of $112 million on February 21, 2025, which was recognized as an adjustment to the Net investment from Western Digital Corporation. This liability was subsequently reduced by approximately $2 million, reflecting the outstanding balance as of March 28, 2025. The remaining tax indemnification liability of $110 million is classified as Other liabilities in the Condensed Consolidated Balance Sheets as of March 28, 2025.
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
Recent Accounting Pronouncements
For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, see Part I, Item 1, Note 2, Recent Accounting Pronouncements of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires the use of judgments and estimates that affect the reported amounts of revenues, expenses, assets, and liabilities. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate. If these estimates differ significantly from actual results, the impact to the Condensed Consolidated Financial Statements may be material.
Except as discussed below, there have been no material changes in our critical accounting policies and estimates from those disclosed in our Registration Statement on Form 10, filed with the Securities and Exchange Commission for the year ended June 28, 2024.

Goodwill and Other Long-Lived Assets
Goodwill attributed to the Company represents the amount by which the purchase price of businesses acquired in a business combination exceeded the estimated fair value of acquired net assets.
Goodwill is not amortized. Instead, it is tested for impairment annually as of the beginning of the Company’s fourth quarter or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company uses qualitative factors to determine whether goodwill is more likely than not impaired and whether a quantitative test for impairment is considered necessary. If the Company concludes from the qualitative assessment that goodwill is more likely than not impaired, the Company is required to perform a quantitative assessment to determine the amount of impairment.
The Company is required to use judgment when assessing goodwill for impairment, including evaluating the impact of industry and macroeconomic conditions and the determination of the fair value of the reporting unit. In addition, the estimates and assumptions used to determine the fair value as well as the actual carrying value may change based on future changes in the Company’s results of operations, macroeconomic conditions, or other factors. Changes in these estimates and assumptions could materially affect the Company’s assessment of the fair value and goodwill impairment. In addition, if negative macroeconomic conditions continue or worsen, goodwill could become impaired, which could result in an impairment charge and materially adversely affect the Company’s financial condition and results of operations.
Subsequent to the completion of the separation, the Company identified potential impairment indicators related to macroeconomic indicators, industry developments, the trading price of the Company’s common stock and resulting market capitalization that warranted a quantitative impairment analysis of long-lived assets and goodwill.
Subsequently, the Company performed a quantitative test, which indicated that the carrying value of our reporting unit exceeded its estimated fair value, resulting in the recognition of a $1.8 billion impairment charge as of, and for the period ended, March 28, 2025, which was recorded in the accompanying Condensed Consolidated Statements of Operations.
The tests for goodwill and long-lived asset impairment are further explained in Part I, Item 1, Note 5, Supplemental Financial Statement Data of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Determining the fair value used in our impairment calculations involves using significant estimates and assumptions, including revenue forecasts, terminal growth rate, tax rate, and a weighted average cost of capital adjusted for company-specific risk. These estimates and assumptions are based on the most current information available to the Company, and there is no assurance that these estimates and assumptions will accurately predict future outcomes. If our assumptions are not realized, or if any of these assumptions change due to changes in economic conditions, the Company’s results of operations, or other factors, it is possible that an additional impairment charge may be recorded.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We have historically purchased short-term foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for product costs and Operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to reduce the impact of foreign currency fluctuations on our results of operations. Substantially all of the contract maturity dates do not exceed twelve months. We do not purchase foreign exchange contracts for speculative or trading purposes.
We have performed sensitivity analyses as of March 28, 2025, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at March 28, 2025. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $110 million at March 28, 2025.
Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we do hedge will adequately protect us against risks associated with foreign currency fluctuations. Additionally, the overall effectiveness of our historical hedging strategy is dependent on business, market and global economic conditions. We have revised, and may continue to alter, our hedging program and may choose to discontinue our hedging activities at any time.
Interest Rate Risk
We held variable rate debt. As of March 28, 2025, our variable rate debt outstanding consisted of our Term Loan Facility, which is based on various index rates as discussed further in Part I, Item 1, Note 8, Debt of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As of March 28, 2025, the outstanding balance on our variable rate debt was $2 billion and a one percent increase in the variable rate of interest would increase our annual interest expense by $20 million.
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
Changes in Internal Controls over Financial Reporting
Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ending June 27, 2025. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
There are no material legal proceedings, other than ordinary routine litigation incidental to the company, to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries’ property is subject.
Item 1A.    Risk Factors
We have described under the heading “Risk Factors” included in the Information Statement filed as Exhibit 99.1 to our Form 10, filed with the Securities and Exchange Commission on November 25, 2024 and as further amended thereafter and declared effective on January 31, 2025 (as amended, the “Form 10”) for the year ended June 28, 2024 a number of risks and uncertainties that could cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Except as discussed below, there have been no material changes from these risk factors previously described in our Form 10 for the year ended June 28, 2024. These risks and uncertainties are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem not material may also adversely affect our business, financial condition, results of operations or the market price of our common stock.
Future material impairments in the value of our goodwill, intangible assets and other long-lived assets would negatively affect our operating results.
We regularly review our goodwill and property, plant and equipment for potential impairment. Goodwill and indefinite-lived intangible assets are subject to impairment reviews on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. We use qualitative factors to determine whether goodwill is more-likely-than-not impaired and whether a quantitative test for impairment is considered necessary. If we conclude from the qualitative assessment that goodwill is more-likely-than-not-impaired, we are required to perform a quantitative analysis to determine the amount of impairment. Subsequent to the completion of the separation, we identified potential impairment indicators related to the trading price of our common stock and a resulting market capitalization that was below its December 27, 2024 net book value. In accordance with ASC No. 350, Intangibles - Goodwill and Other, we performed a quantitative test, which indicated that the carrying value of our reporting unit exceeded its estimated fair value resulting in the recognition of a $1.8 billion impairment charge as of, and for the period ended, March 28, 2025, which was recorded in the accompanying Condensed Consolidated Statements of Operations.
Further adverse changes to macroeconomic conditions, our operating or financial results, or our estimates of the fair value of our reporting unit could impact the amount of any impairment charges or lead to additional impairment charges. Material impairment charges would negatively affect our results of operations.
Adverse global or regional conditions could harm our business.
A large portion of our revenue is derived from our international operations, and substantially all of our products are produced overseas. As a result, our business depends significantly on global and regional conditions. Adverse changes in global or regional economic conditions, including, but not limited to, volatility in the financial markets, tighter credit, recession, inflation, rising interest rates, slower growth in certain geographic regions, political uncertainty, geopolitical tensions or conflicts, trade war, other macroeconomic factors, changes to social conditions and regulations, could significantly harm demand for our products, increase credit and collectability risks, result in revenue reductions, reduce profitability as a result of underutilization of our assets, cause us to change our business practices, increase manufacturing and operating costs or result in impairment charges or other expenses.
Our revenue growth is significantly dependent on the growth of international markets, and we may face challenges in international sales markets. We are subject to risks associated with our global manufacturing operations and global sales efforts, as well as risks associated with our utilization of contract manufacturers, including:
•obtaining governmental approvals and compliance with evolving foreign regulations;
•the need to comply with regulations on international business, including the Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, the anti-bribery laws of other countries and rules regarding conflict minerals;
•exchange, currency and tax controls and reallocations;
•weaker protection of intellectual property rights;
•policies and financial incentives by governments in China, the United States and countries in Europe and Asia designed to reduce dependence on foreign semiconductor manufacturing capabilities;
•trade restrictions, such as export controls, export bans, import restrictions, embargoes, sanctions, license and certification requirements (including semiconductor, encryption and other technology), tariffs and complex customs regulations; and
•difficulties in managing international operations, including appropriate internal controls.

For example, the United States has recently announced changes to U.S. trade policy, including increased tariffs on imported goods. Though the majority of our products sold in the U.S. are currently exempt from tariffs, additional tariff increases or the loss of applicable exemptions would increase the cost of goods sold for our products sold in the U.S., which could negatively impact our margins and financial performance. Increases in the price of our products in response to increased costs may adversely impact demand for those products in the U.S., which could also negatively impact our performance and financial results. Future trade policies and regulations in the U.S. and other countries, the terms of any trade arrangements that may be negotiated between the U.S. and other countries, the scope, amount, or duration of tariffs that may be imposed by any country, and the impact of these factors on our business, either directly or as a result of the impact on the business of our customers, are uncertain and may contribute to increased costs and reduced demand for our products, each of which could harm our financial performance. Uncertainty surrounding international trade policy and regulations could also have an adverse effect on consumer confidence and spending.
As a result of these risks, our business could be harmed.
Item 5.    Other Information
Insider Trading Arrangements
None.
Annual Meeting Date
On April 29, 2025, our board of directors determined to hold our first annual meeting of stockholders (the “2025 Annual Meeting”) on Tuesday, November 18, 2025. In accordance with our Bylaws, stockholder proposals and nominations should be sent to Sandisk Corporation, 951 Sandisk Drive, Milpitas, California, 95035, Attention: Secretary, and deadlines for submission of nominations and stockholder proposals are set out below:
•Deadline for Rule 14a-8 Stockholder Proposals: Consistent with the Securities and Exchange Commission’s proxy rules, we have set June 27, 2025 as the deadline for receipt of proposals to be included in our proxy materials for the 2025 Annual Meeting.
•Deadline for Other Stockholder Proposals: In accordance with our Bylaws, notice of stockholder proposals intended to be presented at, but not included in proxy materials for, the 2025 Annual Meeting, including director nominations for election to our board of directors (other than “proxy access” director nominations) must be received no earlier than July 21, 2025 and no later than August 20, 2025. Notice must also comply with the other requirements in our Bylaws and other applicable law.

Item 6.    Exhibits
The exhibits listed in the Exhibit Index below are filed or furnished with, or incorporated by reference in, this Quarterly Report on Form 10-Q, as specified in the Exhibit List, including from exhibits previously filed with the Securities and Exchange Commission.
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

3.2	Amended and Restated Bylaws of the Company (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 14, 2025)
10.1	Transition Services Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)#
10.2	Tax Matters Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)#
10.3	Employee Matters Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)#
10.4	Intellectual Property Cross-License Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)#
10.5	Transitional Trademark License Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)#
10.6	Stockholder and Registration Rights Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)#
10.7	Loan Agreement, dated as of February 21, 2025, by and among Sandisk Corporation, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other parties party thereto (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)#
10.8	Security Agreement, dated as of February 21, 2025, by and among Sandisk Corporation, Sandisk Technologies, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)
10.9	Guaranty Agreement, dated as of February 21, 2025, by and among Sandisk Corporation, Sandisk Technologies, Inc. and JPMorgan Chase Bank, N.A., as administrative agent (Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101**
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
Dated: May 12, 2025