Form 10-K
period 2025-06-27
Sandisk Corp
filed 2025-08-21
CIK 2023554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Nasdaq Global Select Market)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☒	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The aggregate value of voting stock held by non-affiliates of the registrant as of December 27, 2024 was $0. As of December 27, 2024, the last business day of Sandisk Corporation’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock, par value $0.01 per share. The registrant’s common stock began trading on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “SDNK” on February 24, 2025.
As of the close of business on August 13, 2025, 145,805,548 shares of common stock, par value $0.01 per share, were outstanding.

Documents Incorporated by Reference
The information required by Part III of this Report incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days after the end of the 2025 fiscal year. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

SANDISK CORPORATION
Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company,” and “Sandisk” refer to Sandisk Corporation and its subsidiaries, unless we state, or the context indicates, otherwise.
Sandisk Corporation, a Delaware corporation, is the parent company of our NAND flash data storage business. Our principal executive offices are located at 951 Sandisk Drive, Milpitas, California, 95035. Our telephone number is (408) 801-1000.

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include but are not limited to, statements regarding Sandisk Corporation’s (the “Company’s”) expectations related to operating as an independent company, its product and technology developments and all statements regarding the Company’s expected future position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management, and statements containing the use of forward-looking words, such as “may,” “will,” “could,” “would,” “should,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” “approximate,” “intend,” “target” and the like, or the use of future tense of these or similar words. Statements contained herein concerning the Company’s expectations related to operating as an independent company, outlook or future economic performance, anticipated profitability, revenues, expenses, dividends, or other financial items, products or services line growth of the Company, and predicted market outcomes, together with other statements that are not historical facts, are forward-looking statements that are estimates reflecting the best judgment of the Company based upon currently available information. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions.
These forward-looking statements are based on management’s current expectations, represent the most current information available to the Company as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and other factors that could cause actual results or performance to differ materially from those expressed or implied in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect the outcome of our forward-looking statements and our business and operating results, including those made in Part I, Item 1A. of this Annual Report on Form 10-K and any of those made in our other reports filed with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We do not intend, and undertake no obligation, to update or revise these forward-looking statements to reflect new information or events after the date of this document or to reflect the occurrence of unanticipated events, except as required by law.
WEBSITE REFERENCES
In this Annual Report on Form 10-K, we make references to our website at www.sandisk.com. References to our website through this Form 10-K are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report on Form 10-K.

PART I
Item 1.    Business
Separation from Western Digital Corporation
Prior to February 21, 2025, we were wholly owned by Western Digital Corporation (“WDC”). As of February 21, 2025, we separated from WDC (the “separation”) and became a standalone publicly traded company, trading under the stock symbol “SNDK” on the Nasdaq Global Select Market. For more information about the separation, see Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operation and Part II, Item 8., Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
General
Sandisk is a leading developer, manufacturer and provider of data storage devices and solutions based on NAND flash technology. With a differentiated innovation engine driving advancements in storage and semiconductor technologies, our broad and ever-expanding portfolio delivers powerful flash storage solutions for AI workloads in datacenters, edge devices, and consumers. Our technologies enable everyone from students, gamers, and home offices to the largest enterprises and public clouds to produce, analyze, and store data. Our solutions include a broad range of solid-state drives, embedded products, removable cards, universal serial bus drives and wafers and components. Our broad portfolio of technology and products addresses multiple end markets of “Cloud,” “Client” and “Consumer.”
Through the Client end market, we provide our original equipment manufacturer and channel customers a broad array of high-performance flash solutions across personal computer, mobile, gaming, automotive, virtual reality headsets, at-home entertainment, and industrial spaces. The Consumer end market is highlighted by our broad range of retail and other end-user products, which capitalizes on the strength of our product brand recognition and vast presence around the world. Cloud is comprised primarily of products for datacenters, cloud service providers, and private cloud customers.
We hold a strong position in the Consumer end market and have significant consumer brands and franchises globally, with valuable patent portfolios containing approximately 7,900 granted patents and approximately 3,200 pending patent applications worldwide. We have extensive customer, partner and channel relationships across a number of end-markets and geographies and have a rich heritage of innovation and operational excellence, a wide range of intellectual property assets, broad research and development capabilities and large-scale, efficient manufacturing supply chains. The strong growth in the amount, value and use of data continues, creating a global need for larger, faster, and more capable storage solutions.
We are a customer-focused organization that has developed deep relationships with industry leaders to continue to deliver innovative solutions to help users capture, store and transform data across a boundless range of applications. We help original equipment manufacturers address storage opportunities and solutions to capture and transform data into a myriad of devices and edge technologies. We have also built strong consumer brands with tools to manage vast libraries of personal content and to push the limits of what’s possible for storage. At Sandisk, we continue to transform ourselves to address the growth in data by providing what we believe to be the broadest range of storage technologies in the industry with a comprehensive product portfolio and global reach.
Industry
We operate in the data storage industry. The ability to access, store and share data from anywhere on any device is increasingly important to our customers and end users. From the intelligent edge to the cloud, data storage is a fundamental component underpinning the global technology architecture. Our strengths in innovation and cost leadership, diversified product portfolio and broad routes to market provide a foundation upon which we are solidifying our position as an essential building block of the digital economy. We believe there is a tremendous market opportunity flowing from the rapid global adoption of the technology architecture built with cloud infrastructure tied to intelligent endpoints all connected by high-performance networks. The value and urgency of data storage at every point across this architecture have never been clearer.
The increase in computing complexity and advancements in artificial intelligence, along with growth in cloud computing applications, connected mobile devices and Internet-connected products, and edge devices is driving unabated growth in the volume of digital content to be stored and used. We believe our expertise and innovation in flash technology enable us to bring powerful solutions to a broader range of applications. We continuously monitor the full array of flash-based storage technologies, including reviewing these technologies with our customers, to ensure we are appropriately resourced to meet our customers’ storage needs.
Flash Technology

Flash products provide non-volatile data storage based on flash technology. We develop and manufacture solid state storage products for a variety of applications including enterprise or cloud storage, client storage, automotive, mobile devices and removable memory devices. Over time, we have successfully developed and commercialized successive generations of 2- and 3-dimensional flash technology with increased numbers of storage bits per cell in an increasingly smaller form factor, further driving cost reductions. We devote significant research and development resources to the development of highly reliable, high-performance, cost-effective flash-based technology and are continually pursuing developments in next-generation flash-based technology capacities. We are leveraging our expertise, resources and strategic investments in non-volatile memories to explore a wide spectrum of persistent memory and storage class memory technologies. We have also initiated, defined and developed standards to meet new market needs and to promote wide acceptance of flash storage standards through interoperability and ease of use.
Our Data Solutions
Our broad portfolio of technology and products addresses multiple end markets of “Cloud,” “Client” and “Consumer” and are comprised of the Sandisk™ brand. Certain of our products will also be sold for a limited transitional period under the Western Digital®, WD® and other brands under license from WDC.
Cloud represents a large and growing end market comprised primarily of products for public or private cloud environments and enterprise customers. We provide the Cloud end market with an array of high-performance enterprise solid state drives. Our high-performance enterprise class solid state drives include high-performance flash-based solid state drive and software solutions that are optimized for performance applications providing a range of capacity and performance levels primarily for use in enterprise servers and supporting high-volume online transactions, AI-related workloads, data analysis and other enterprise applications.
Through the Client end market, we provide numerous data solutions that we incorporate into our client’s devices, which consist of solid state drive desktop and notebook PCs, gaming consoles and set top boxes, as well as flash-based embedded storage products for mobile phones, tablets, notebook PCs and other portable and wearable devices, automotive applications, Internet of Things, and industrial and connected home applications. Our solid state drives are designed for use in devices requiring high performance, reliability and capacity with various attributes such as low cost per gigabyte, quiet acoustics, low power consumption and protection against shocks.
We serve the Consumer end market with a portfolio of solid state drives and removable flash, including cards and universal serial bus flash drives, through our retail and channel routes to market. We offer client portable solid state drives with a range of capacities and performance characteristics to address a broad spectrum of the client storage market. Our removable cards are designed primarily for use in consumer devices, such as mobile phones, tablets, imaging systems, cameras and smart video systems. Our universal serial bus flash drives are used in the computing and consumer markets and are designed for high performance and reliability.
Competition
Our industry is highly competitive. We believe we are well positioned with our leading flash product portfolio, premium consumer brand, differentiated semiconductor innovation engine and leadership in driving cost efficiency. Nevertheless, we face strong competition from other manufacturers of flash in the Cloud, Client and Consumer end markets. We compete with vertically integrated suppliers such as Kioxia, Micron Technology, Inc., Samsung Electronics Co., Ltd., SK Hynix, Inc., Yangtze Memory Technologies Co., Ltd. and numerous smaller companies that assemble flash into products.
Business Strategy
Our overall strategy is to leverage our innovation, technology and execution capabilities to be an industry-leading and broad-based developer, manufacturer and provider of storage devices and solutions that support the infrastructure that has enabled the unabated proliferation of data. We strive to successfully execute our strategy through the following foundational elements in order to create long-term value for our customers, partners, investors and employees:
•Innovation and Cost Leadership: We continue to innovate and develop advanced technologies across platforms to deliver timely new products and solutions to meet growing demands for scale, performance and cost efficiency in the market.
•Broad Product Portfolio: We leverage our capabilities in firmware, software and systems to deliver compelling and differentiated integrated storage solutions to our customers that offer the best combinations of performance, cost, power consumption, form factor, quality and reliability, while creating new use cases for our solutions in emerging markets.

•Operational Excellence: We are focused on delivering the best value for our customers in Cloud, Client and Consumer end markets through a relentless focus on appropriately scaling our operations to efficiently support business growth; achieving best in class cost, quality and cycle-time; maintaining industry leading manufacturing capabilities; and having a competitive advantage in supply-chain management.
Our strategy provides the following benefits, which distinguish us in the dynamic and competitive data storage industry:
•a varied product portfolio that establishes us as a leading developer and manufacturer of integrated products and solutions, making us a more strategic supply partner to our customers;
•efficient and flexible manufacturing capabilities, allowing us to leverage our flash research and development and capital expenditures to deliver innovative and cost-effective storage solutions to multiple markets;
•deep relationships with industry leaders across the data ecosystems that give us the broadest routes to market; and
•industry leading consumer brand awareness and global retail distribution presence.
Research and Development
We devote substantial resources to the development of new products and the improvement of existing products. We focus our engineering efforts on optimizing our product design and manufacturing processes to bring our products to market in a cost-effective and timely manner. For a discussion of associated risks, see Part I, Item 1A., Risk Factors of this Annual Report on Form 10-K.
Patents, Licenses and Proprietary Information
We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights.
We have approximately 7,900 granted patents and approximately 3,200 pending patent applications worldwide. We continually seek additional U.S. and international patents on our technology. We believe that, although our active patents and patent applications have considerable value, the successful manufacturing and marketing of our products also depend upon the technical and managerial competence of our staff. Accordingly, the patents held and applied for cannot alone ensure our future success.
In addition to patent protection of certain intellectual property rights, we consider elements of our product designs and processes to be proprietary and confidential. We believe that our non-patented IP, particularly some of our process technology, is an important factor in our success. We rely upon non-disclosure agreements, contractual provisions and a system of internal safeguards to protect our proprietary information. Despite these safeguards, there is a risk that competitors may obtain and use such information. The laws of foreign jurisdictions in which we conduct business may provide less protection for confidential information than the laws of the U.S.
We rely on certain technology that we license from other parties to manufacture and sell our products. We believe that we have adequate cross-licenses and other agreements in place in addition to our own intellectual property portfolio to compete successfully in the storage industry. For a discussion of associated risks, see Part I, Item 1A., Risk Factors of this Annual Report on Form 10-K.
Manufacturing
We believe that we have significant know-how, unique product manufacturing processes, test and tooling, execution skills, human resources and training to continue to be successful and to adjust our manufacturing operations as necessary. We strive to maintain manufacturing flexibility, high manufacturing yields, reliable products and high-quality components. The critical elements of our production are high volume and utilization, low-cost assembly and testing, strict adherence to quality metrics and maintaining close relationships with our strategic component suppliers to access best-in-class technology and manufacturing capacity. We continually monitor our manufacturing capabilities to respond to the changing requirements of our customers and maintain our competitiveness and position as a data technology leader.
Flash manufacturing requires complex processes involving the production and assembly of precision components with narrow tolerances and rigorous testing. The manufacturing processes involve a number of steps that are dependent on each other and occur in “clean room” environments. These processes require skill in process engineering and efficient space utilization in order to keep the operating costs of these specialized manufacturing environments under control. We continually evaluate our manufacturing processes in an effort to increase productivity, sustain and improve quality and decrease manufacturing costs. We continually evaluate which steps in the manufacturing process would benefit from automation and how automated manufacturing processes can improve productivity and reduce manufacturing costs. We also leverage contract manufacturers when strategically advantageous.

Operations
Our flash offerings consist of flash-based memory, controllers and firmware and other components. Substantially all of our flash-based memory is obtained from our joint ventures with Kioxia, which provides us with leading-edge, high-quality and low-cost flash memory wafers. While substantially all of our flash memory supply utilized for our products are purchased from these ventures, from time to time we also purchase flash memory from other flash manufacturers. Controllers are primarily designed in-house and manufactured by third-party foundries or acquired from third-party suppliers. Our assembly and test operations comprise in-house assembly and test facilities located in Penang, Malaysia and other contract manufacturers, and the assembly and test facility owned and operated by SDSS Venture. SDSS is 20% owned by Sandisk and 80% owned by JCET Management Co., Ltd. We believe the use of our in-house assembly and test facilities and manufacturing partners provide flexibility and give us access to increased production capacity.
We and Kioxia currently operate three business ventures, Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd., (collectively, “Flash Ventures”) across seven flash-based manufacturing facilities in Japan, six of which are located in Yokkaichi, Japan and one of which is located in Kitakami, Japan. Flash Ventures will begin flash-based manufacturing operations at an eighth facility in Japan in calendar year 2025. Through Flash Ventures, we and Kioxia collaborate in the development and manufacture of flash-based memory wafers using semiconductor manufacturing equipment owned or leased by each of the Flash Ventures entities. We co-develop flash technologies (including process technology and memory design) with Kioxia for Flash Ventures’ use. We and Kioxia jointly own these co-developed flash technologies. We and Kioxia also contribute to the collaboration and license to each other technologies that are independently developed and owned by each of us and are reasonably necessary to our joint development or manufacture of flash-based memory. We hold a 49.9% ownership position in each of the Flash Ventures entities. We jointly control the operations of Flash Ventures with Kioxia, and we believe our participation in Flash Ventures helps us reduce product costs, increases our ability to control the quality of our products and speeds delivery of our products to our customers.
Kioxia owns the facilities and provides wafer manufacturing services to Flash Ventures at cost using manufacturing equipment owned or leased by Flash Ventures and process technologies co-owned or contributed by us and Kioxia. Flash Ventures accounts for approximately 80% of the total manufacturing capacity in the facilities owned by Kioxia. We and Kioxia are entitled to purchase a share of Flash Ventures’ output, which generally equals 50% each. The price for which we and Kioxia pay Flash Ventures for flash memory wafers is cost plus a small markup. We are obligated to pay for variable costs incurred in producing our share of Flash Ventures’ flash-based memory wafer supply based on a rolling forecast. In addition, we are obligated to pay for half of Flash Ventures’ fixed costs regardless of the output we choose to purchase. The Company’s 49.9% interest in the earnings of the Flash Ventures entities is recognized one quarter in arrears, reported in Other expense, net in the Consolidated Statements of Operations.
While Flash Ventures is operating, we and Kioxia are restricted from working with third parties to manufacture flash-based memory or from fabricating flash-based memory beyond the capacity specified in our agreements with Kioxia. In addition, we may not manufacture flash-based memory ourselves except to the extent that we acquire the manufacturing capacity of a Flash Ventures entity as a result of such entity’s dissolution or termination of its joint venture agreements or upon our acquisition of all the ownership interests in such entity.
The agreements governing the operations of the Flash Ventures entities also set out a framework for any investment by the joint venture partners in flash manufacturing capacity. We have jointly invested, and intend to continue to jointly invest, with Kioxia in the manufacturing equipment needed to support Flash Ventures’ flash manufacturing operations. In addition, we are obligated to fund 49.9% to 50.0% of capital investments that a Flash Ventures entity decides to make to the extent that the Flash Ventures entity’s operating cash flow is insufficient to fund these investments.
Each Flash Ventures entity operates for a set amount of time as agreed between us and Kioxia. Since the start of Flash Ventures, we and Kioxia have extended the term for all three of the Flash Ventures entities. Absent further extensions as mutually agreed between us and Kioxia, Flash Partners Ltd. and Flash Alliance Ltd. are currently set to expire on December 31, 2029, and Flash Forward Ltd. is currently set to expire on December 31, 2034. Each Flash Ventures entity’s joint venture agreements may also be terminated earlier upon the occurrence of certain specified events, including earlier dissolution by agreement of the parties or an event of default or bankruptcy. Upon the expiration of a Flash Ventures entity’s joint venture agreements, the applicable Flash Ventures entity will commence a wind-up process and be dissolved. Net proceeds from the dissolution will be distributed in kind or cash to us and Kioxia on a pro rata basis based on our respective ownership positions. The applicable Flash Venture entity will continue to operate during the period of winding up.
On January 24, 2025, the Company and WDC entered into an equity transfer agreement (the “Equity Transfer Agreement”) to transfer WDC’s entire equity interest in Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture,” to the Company. The Unis Venture is 48% owned by the Company and 52% owned by Unis. The Unis Venture markets and sells the Company’s products in China.

Prior to the execution of the Equity Transfer Agreement, the Unis Venture was not historically managed as a component of the Company and as such, the related equity method investment was not reflected in our Consolidated Financial Statements. Following the execution of the Equity Transfer Agreement, the Company accounts for its investment in the Unis Venture under the equity method of accounting. The Company’s 48% interest in the earnings of the Unis Venture will be recognized one quarter in arrears from the date the Unis Venture was transferred to the Company and will be reported in Other expense, net in the Consolidated Statements of Operations.
For a discussion of associated risks, see Part I, Item 1A., Risk Factors of this Annual Report on Form 10-K.
Materials and Supplies
Our products consist of flash-based memory, controllers and firmware and other components. Following our separation from Western Digital, the Company has independently maintained strategic relationships with Flash Ventures and other key suppliers, and our supply relationships are now governed independently under the Company’s standalone procurement structure. We continue to source flash memory and components primarily through these partnerships, while independently managing our supplier portfolio to balance business continuity, cost efficiency, and risk mitigation. Substantially all of our flash memory wafers are currently obtained from Flash Ventures. From time to time, we also purchase flash memory wafers from other flash manufacturers. Controllers are primarily designed in-house and manufactured by third-party foundries or acquired from third-party suppliers. We believe the use of our assembly and test facilities, as well as contract manufacturers, provides flexibility and gives us access to increased production capacity.
We generally retain multiple suppliers for our component requirements, but for business or technology reasons we source some of our components from a limited number of sole or single source providers. For a discussion of associated risks, see Part I, Item 1A., Risk Factors of this Annual Report on Form 10-K.
Sales and Distribution
We sell our products to computer manufacturers and original equipment manufacturers, cloud service providers, resellers, distributors and retailers throughout the world. We maintain sales offices in selected parts of the world including the major geographies of the Americas, Asia Pacific, Europe and the Middle East. Our international sales, which include sales to foreign subsidiaries of U.S. companies but do not include sales to U.S. subsidiaries of foreign companies, represented 80%, 86% and 81% of our net revenue for 2025, 2024 and 2023, respectively. Sales to international customers are subject to certain risks not normally encountered in domestic operations, including exposure to tariffs and various trade and other regulations. For a discussion of associated risks, see Part I, Item 1A., Risk Factors of this Annual Report on Form 10-K.
We perform our marketing and advertising functions both internally and through outside firms utilizing both consumer media and trade publications targeting various reseller and end-user markets. We also maintain customer relationships through direct communication and by providing information and support through our website. In accordance with standard storage industry practice, we provide distributors and retailers with limited price protection and programs under which we reimburse certain marketing expenditures. We also provide distributors, resellers and original equipment manufacturers with other sales incentive programs.
For 2025 and 2024, no customer accounted for more than 10% of our net revenue. For 2023, one customer accounted for 15% of our net revenue.
Seasonality
Historically, we have experienced seasonal fluctuations in our business with higher levels of demand in the first and second fiscal quarters as a result of increased customer spending. Seasonality can also be impacted by cyclicality in the industry and macroeconomic conditions. For a discussion of associated risks, see Part I, Item 1A., Risk Factors of this Annual Report on Form 10-K.
Service and Warranty
We generally warrant our newly manufactured products against defects in materials and workmanship from one to five years from the date of sale, depending on the type of product, with a small number of products having a warranty ranging up to ten years or more. Our warranty obligation is generally limited to repair or replacement. We have engaged third parties in various countries in multiple regions to provide various levels of testing, processing or recertification of returned products for our customers. For additional information regarding our service and warranty policy, see Part II, Item 8., Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 5, Supplemental Financial Statement Data of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Human Capital Management
Our People
We believe data should inspire every person to move, create, discover, share, and unlock their potential. Our investment in our people seeks to empower our employees to develop breakthrough Flash memory solutions for our customers and drive meaningful impact for our stakeholders. As of June 2025, our global team includes approximately 11,000 employees across 33 countries—73% in Asia Pacific, 19% in the Americas, and 8% in Europe, the Middle East, and Africa.
Belonging
To attract and retain top talent, we are committed to fostering a culture where every individual feels a sense of belonging, respect, and collaboration. We continue to evolve our approach to community and connection in the workplace through innovative, employee-led groups that reflect the variety of identities, interests, and aspirations of our people. While our Employee Resource Groups remain a cornerstone in celebrating the unique backgrounds and experiences of our employees, we are expanding the scope of these communities to include shared interests, hobbies, and areas of personal and professional growth. These evolving employee-led communities create meaningful opportunities for connection, learning, and engagement, enabling employees to bring their whole selves to work and contribute creatively to our culture. Together, these communities reinforce our commitment to our core values of Innovation, Collaboration, Winning, Agility, and Openness.
Talent Development and Engagement
We believe in supporting our people through learning and development opportunities and our pay-for-performance philosophy. To help our employees reach their full potential, we aim to cultivate an environment that encourages learning, development, and career growth. Our performance framework includes developing goals collaboratively through transparent and actionable feedback through regular performance discussions. Our new on-demand learning management system offers learning activities and tools to help employees chart their career journey and track their progress. We also provide upskilling and reskilling opportunities to our factory employees through on-the-job training, technical classes, workshops, and partnerships with universities and colleges.
We believe that ongoing engagement is key to retention and prioritize these efforts by listening to and identifying opportunities to strengthen employee engagement, while influencing our overall strategy. As part of this commitment, we solicit feedback through a variety of methods, including engagement surveys, which are a valuable tool to capture employee sentiment and identify clear, actionable ways to improve the employee experience.
Compensation and Benefits
We believe recognition and rewards are essential to attracting, retaining, and motivating top talent, especially in our dynamic and complex industry. Our approach to compensation is rooted in flexibility, competitiveness, and responsiveness to the unique needs of our workforce and the evolving local talent markets in which we operate.
We offer a modern Total Rewards strategy that goes beyond traditional compensation by incorporating employee choice, creativity, and ongoing feedback. Our programs include a mix of base salary, short-term and long-term incentives, and regionally tailored benefits. These are informed by annual benchmarking that uses third-party market data, as well as proactive engagement with our employees through focus groups, listening sessions, and surveys. This ongoing dialogue helps us identify new opportunities and tailor offerings that align with employee priorities and expectations.
In addition, we invest in the physical, mental, and financial well-being of our employees through a differentiated suite of benefits that reflect local needs while staying true to our global culture and values. These benefits—which may include health coverage, life and disability insurance, retirement plans, paid time off, employee assistance programs, and an employee stock purchase plan—empower employees to make choices that support their personal and professional goals.
Health and Safety
We are committed to creating a safe work environment everywhere we operate. We provide extensive health and safety resources and training to all our employees, including additional training to those who work in manufacturing and operations through an integrated system to manage health and safety standards at our facilities.
Government Regulation
Our worldwide business activities are subject to various laws, rules and regulations of the United States (the “U.S.”) as well as of foreign governments. Compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, the environment, consumer and data protection, employee health and safety and taxes, could have a material impact on our capital expenditures, earnings, competitive position and overall business in subsequent periods. For a discussion of associated risks, see Part I, Item 1A., Risk Factors of this Annual Report on Form 10-K.

Corporate Responsibility and Sustainability
We believe responsible and sustainable business practices support our long-term success. As a company, we strive to protect and support our people, our environment and our communities. This commitment to better is why we support sustainability-focused initiatives to minimize our impacts in day-to-day operations and in our long-term strategic plans. Initiatives range from fostering an inclusive workplace, continuously improving the efficient use of materials and energy, active and mindful management of our supply chain, and impactful, globally integrated ethics and compliance programs.
•We strive to protect the human rights and civil liberties of our employees and partners through policies, procedures and programs that avoid risks of compulsory and child labor, both within our company and throughout our supply chain.
•We foster a workplace of dignity, respect, and inclusion through our recruiting, professional development and advancement practices, internal communications and employee engagement initiatives.
•We strive to educate our employees at least annually on relevant ethics and compliance topics, publish accessible guidance on ethics and compliance-related issues and available company resources in our Global Code of Conduct and encourage reporting of ethical concerns through any of several global and local reporting channels.
•We use a robust integrated management system, with associated policies and procedures, to evaluate and manage occupational health and safety risks, environmental compliance and chemical and hazardous substance risks.
•We seek to minimize our impact on the environment through emissions reduction targets and other initiatives and to evaluate and enhance our climate resilience.
•We continuously innovate to identify opportunities to reduce the energy used by our products, and the energy used and quantity and types of new materials required to manufacture them.
Available Information
We maintain an Internet website at www.sandisk.com. The information on our website is not incorporated in this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, are available on our website at www.sandisk.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with, or furnishing of these reports to, the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Item 1A.    Risk Factors
Summary of Risk Factors
An investment in our common stock is subject to a number of risks, including market, financial, regulatory and operational risks related to our business, our separation from Western Digital Corporation (“WDC”) and our common stock. The following is a summary of certain key risk factors for investors in our securities. You should read this summary together with the more detailed description of risks and uncertainties discussed below.
RISKS RELATED TO OUR BUSINESS
Operational Risks
•Adverse global or regional conditions could harm our business.
•Disruption in our supply chain, other inability to source our supply requirements, or an increase in the costs of materials or components could negatively affect our business.
•Our operations are subject to a substantial risk of damage or disruption.
•Public health crises have had, and could in the future have, a negative effect on our business.
•Our inability to attract, retain and develop highly skilled management and technical talent could negatively impact our business prospects.
•Product defects could subject us to costly warranty claims, litigation or indemnification claims.
•The compromise, damage or interruption of our technology infrastructure, systems or products from cyber incidents, data security breaches or other related problems could have a material negative impact on our business.
•We may be adversely affected by risks and challenges associated with the use of artificial intelligence (“AI”).
Business and Strategic Risks
•We rely substantially on strategic relationships that subject us to risks and uncertainties.
•Competitive conditions, including declining average selling prices, volatile demand, technological change, industry consolidation and lengthy supply qualifications, in our industry can negatively impact our business.
•Failure to properly manage technology transitions and product development and introduction could harm our competitiveness and operating results.
•We experience sales seasonality and cyclicality, and accurate forecasting has become more difficult.
•Failure to successfully execute on strategic initiatives may negatively impact our future results.
•Loss of revenue from a key customer, or customer base consolidation, could harm our operating results.
•If we fail to respond to demand changes within our distribution channel or retail market or maintain and grow our applicable market share, our business could suffer.
Financial Risks
•Our level of debt may negatively impact our liquidity, restrict our operations and ability to respond to business opportunities and increase our vulnerability to adverse economic and industry conditions.
•Fluctuations in currency exchange rates may negatively affect our operating results.
•Increases in our customers’ credit risk could result in credit losses and term extensions under existing contracts with customers with credit losses could result in an increase in our operating costs.
Legal and Compliance Risks
•Our failure to comply with laws, rules and regulations related to data use and security could subject us to legal proceedings, penalties, significant liability, loss of customers, loss of revenue or reputational harm.
•We are or may be subject to legal and regulatory requirements as well as customer, industry and coalition standards, and compliance with those requirements could increase our operating costs and failure to comply may harm our business.
•Our aspirations, disclosures and actions related to environmental, social and governance matters expose us to risks that could adversely affect our reputation and performance.
•We and certain of our officers may at times be involved in litigation, investigations and governmental proceedings, which may be costly and could result in adverse court rulings, fines or penalties.
•Our industry’s and our company’s reliance on intellectual property and other proprietary information subjects us to the risk that key components of our business could be copied and also subjects us and our suppliers, customers and partners to the risk of significant litigation.
•Future material impairments in the value of our goodwill, intangible assets and other long-lived assets would negatively affect our operating results.

RISKS RELATED TO THE SPIN-OFF
•We may not achieve the expected benefits of the spin-off, and the spin-off may adversely impact our business.
•We have incurred and may continue to incur material costs and expenses as a result of the spin-off.
•Failure to ensure compliance with Section 404 of the Sarbanes-Oxley Act or ineffective internal control over financial reporting could result in uncertainties regarding our financial statements and lead our stock price to suffer.
•Our historical financial information is not necessarily representative of the results that we would have achieved as a separate, public company and may not be reliable as to our future results.
•WDC may fail to perform under various transaction agreements that were executed as part of the spin-off, or we may fail to have necessary systems and services in place when WDC is no longer obligated to provide services under the various agreements.
•WDC’s indemnification of us for certain liabilities in connection with the spin-off may not be sufficient to protect us against the full amount of such liabilities, or WDC may not be able to satisfy its indemnification obligation in the future.
•If we are required to make payments pursuant to our indemnities to WDC in connection with the spin-off, our financial results could be adversely impacted.
•If the distribution of our shares does not continue to qualify for the Intended Tax Treatment or if we fail to preserve such treatment, we, WDC and WDC stockholders could be subject to significant United States (“U.S.”) federal income tax liabilities, and we could be required to indemnify WDC.
•The spin-off and related internal restructuring transactions may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.
•Overlapping officer roles and directorships with WDC may give rise to actual or potential conflicts of interest.
•Failure to have received third party consent for contracts and other assets from the spin-off requiring such consent could adversely impact our financial condition and future results of operations.
•We may be unable to effectively make the changes necessary to operate as an independent company.
RISKS RELATED TO OUR COMMON STOCK
•Our stock price may fluctuate significantly, which may make it difficult to resell our common stock.
•Provisions of Delaware law, our certificate of incorporation and our bylaws may prevent or delay an acquisition of our company, which could decrease the market price of our common stock.
•Our certificate of incorporation contains an exclusive forum provision that could impact stockholder’s ability and interest in bringing lawsuits against us and any of our directors, officers or other employees;
•Tax matters may materially affect our financial position and results of operations.
•Provisions in our joint venture agreements with Kioxia Corporation (“Kioxia”) may deter, prevent or delay an acquisition of us, which could decrease the market price of our common stock and limit our future strategic opportunities.
RISKS RELATED TO OUR BUSINESS
OPERATIONAL RISKS
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
Our revenue growth is significantly dependent on the growth of international markets, and we may face challenges in international sales markets. We are subject to risks and regulatory obligations associated with our global manufacturing operations and global sales efforts, as well as risks and regulatory obligations associated with our utilization of contract manufacturers, including:
•obtaining governmental approvals and compliance with evolving foreign regulations;
•the need to comply with regulations on international business, including the Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, the anti-bribery laws of other countries and rules regarding conflict minerals;
•the impacts of political and economic instability;
•exchange, currency and tax controls and reallocations;

•the continued evolution and implementation of complex global and local tax regimes;
•weaker protection of intellectual property rights;
•policies and financial incentives by governments in China, the U.S. and countries in Europe and Asia designed to reduce dependence on foreign semiconductor manufacturing capabilities;
•trade barriers, such as export controls, export bans, import restrictions, embargoes, sanctions, license and certification requirements (including semiconductor, encryption and other technology), tariffs and complex customs regulations;
•difficulties in managing international operations, including appropriate internal controls; and
•financial volatility and disruptions to supply chain resulting from public health crises.
For example, the United States has recently announced changes to U.S. trade policy, including increased tariffs on imported goods. In August 2025, President Trump and members of his administration have stated tariffs on semiconductors may be implemented soon, subject to exemptions. We are monitoring to assess potential implications on the Company. Though the majority of our products sold in the U.S. are currently exempt from tariffs, additional tariff increases or the loss of applicable exemptions would increase the cost of goods sold for our products sold in the U.S., which could negatively impact our margins and financial performance. Increases in the price of our products in response to increased costs may adversely impact demand for those products in the U.S., which could also negatively impact our performance and financial results. Future trade policies and regulations in the U.S. and other countries, the terms of any trade arrangements that may be negotiated between the U.S. and other countries, the scope, amount, or duration of tariffs that may be imposed by any country, and the impact of these factors on our business, either directly or as a result of the impact on the business of our customers, are uncertain and may contribute to increased costs and reduced demand for our products, each of which could harm our financial performance. Uncertainty surrounding international trade policy and regulations could also have an adverse effect on consumer confidence and spending.
As a result of these risks, our business could be harmed.
We are dependent on a limited number of qualified suppliers who provide critical services, materials or components, and a disruption in our supply chain or other inability to source our supply requirements, or an increase in the costs of materials or components, could negatively affect our business.
We depend on an external supply base for technologies, software (including firmware), controllers, dynamic random-access memory, components, equipment and materials for use in our product design and manufacturing. We also depend on suppliers for a portion of our wafer testing, chip assembly, product assembly and product testing, and on service suppliers for providing technical support for our products. In addition, we use logistics partners to manage our worldwide just-in-time hubs and distribution centers and to meet our freight needs. Many of the components and much of the equipment we acquire must be specifically designed for use in our products or for developing and manufacturing our products and are only available from a limited number of suppliers, some of whom are our sole-source suppliers. We therefore depend on these suppliers to meet our business needs, including dedicating adequate engineering resources to develop components that can be successfully integrated into our products.
Our suppliers have in the past been, and may in the future be, unable or unwilling to meet our requirements, including as a result of events outside of their control such as trade restrictions (including tariffs, quotas and embargoes), supply chain shortages, geopolitical conflicts, cybersecurity incidents, public health emergencies or natural disasters. If we are unable to purchase sufficient quantities from our current suppliers or qualify and engage additional suppliers, or if we cannot purchase materials at a reasonable price, we may not be able to meet demand for our products. Trade restrictions, including tariffs, quotas and embargoes, demand from other high-volume industries for materials or components used in our products, disruptions in supplier relationships or shortages in other components and materials used in our customers’ products could result in increased costs to us, longer lead times, or decreased demand for our products, which could negatively impact our business. Delays, shortages or cost increases experienced by our suppliers in developing or sourcing materials and components for use in our products or incompatibility or quality issues relating to our products could also harm our business.
We do not have long-term contracts with some of our existing suppliers, nor do we always have guaranteed manufacturing capacity with our suppliers, so we cannot guarantee that they will devote sufficient resources or capacity to manufacturing our products. Any significant problems that occur at our suppliers could lead to product shortages or quality assurance problems. When we do have contractual commitments with suppliers in an effort to stabilize the supply of our components, those commitments may require us to buy a substantial number of components or make significant cash advances to the supplier and may not result in a satisfactory supply of our components. We may cancel or defer outstanding purchase commitments with certain suppliers due to changes in actual and forecasted demand, which may result in fees, penalties and other associated charges. Such cancellations or deferments may also negatively impact our relationships with certain suppliers or lead to a decline in the financial performance of certain suppliers, each of which could result in even more limited availability of components needed for our products.

In addition, our supply base has experienced industry consolidation. Our suppliers may be acquired by our competitors, decide to exit the industry or redirect their investments and increase costs to us. In addition, some of our suppliers have experienced a decline in financial performance, including as a result of canceled or deferred purchase commitments. Where we rely on a limited number of suppliers or a single supplier, the risk of supplier loss due to industry consolidation or a decline in financial performance is increased. Some of our suppliers may also be competitors in other areas of our or their business, which could lead to difficulties in price negotiations or meeting our supply requirements.
Our operations, and those of certain of our suppliers and customers, are subject to substantial risk of damage or disruption.
We conduct our operations at large, high-volume, purpose-built facilities in Japan, Malaysia and throughout Asia. The facilities of many of our customers, our suppliers and our customers’ suppliers are also concentrated in certain geographic locations throughout Asia and elsewhere. If a fire (including a climate change-related fire), flood, earthquake, tsunami or other natural disaster, condition or event such as a power outage, contamination event, terrorist attack, cybersecurity incident, physical security breach, political instability, civil unrest, localized labor unrest or other employment issues, or a health epidemic negatively affects any of these facilities, it would significantly affect our ability to manufacture or sell our products and source components and would harm our business. Possible impacts include work and equipment stoppages and damage to or closure of our facilities, or those of our suppliers or customers, for an indefinite period of time. Impacts of any of these events may also include closures of our manufacturing facilities, under-absorbed overhead, increased logistics, component and other costs, decreased demand for our products, and manufacturing challenges. Climate change has in the past and is expected to continue to increase the incidence and severity of certain natural disasters, including wildfires and adverse weather events. In addition, the geographic concentration of our manufacturing sites could exacerbate the negative impacts resulting from any of these problems.
We may incur losses beyond the limits of, or outside the scope of, the coverage of our insurance policies. There can be no assurance that in the future we will be able to maintain existing insurance coverage or that premiums will not increase substantially. Due to market availability, pricing or other reasons, we may elect not to purchase insurance coverage or to purchase only limited coverage. We maintain limited insurance coverage and, in some cases, no coverage at all, for natural disasters and damage to our facilities, as these types of insurance are sometimes not available or available only at a prohibitive cost. Climate change may reduce the availability or increase the cost of certain types of insurance by contributing to an increase in the incidence and severity of certain natural disasters. We depend upon Kioxia to obtain and maintain sufficient property, business interruption and other insurance for Flash Ventures. If Kioxia fails to do so, we could suffer significant unreimbursable losses, and such failure could also cause Flash Ventures to breach various financing covenants.
Public health crises have had, and could in the future have, a negative effect on our business.
Public health crises may negatively impact our workforce and operations, as well as those of our strategic partners, customers, suppliers and logistics providers. Impacts of public health crises may include, without limitation, closures of our manufacturing facilities; under-absorbed overhead; increased logistics, component and other costs; decreased demand for our products; and manufacturing challenges. Employee infections or government restrictions to contain the spread of infectious disease, like travel restrictions, quarantines, business shutdowns, or trade controls, could harm employees’ productivity and hinder operations in Flash Ventures’ factories or our other worksites and our business and results of operations as a whole. Further, global pandemics and other public health crises may cause financial market instability, credit issues, and increased cybersecurity and data privacy risks as more employees work remotely. The degree to which any public health crises ultimately impact our business will depend on many factors beyond our control, which are highly uncertain and cannot be predicted at this time.
Our success depends on our ability to attract, retain and develop highly skilled management and technical talent.
The success of our business depends on our ability to attract, retain, and develop highly skilled management and technical talent capable of advancing NAND technology in an increasingly complex and competitive global environment. The rapid pace of innovation driven by AI, global research and development competition, evolving models of work, and intensifying customer demands for faster, more efficient solutions has significantly raised the bar for the type of technical expertise required to power current and next-generation technologies. As a result, acquiring and retaining such talent has become increasingly difficult. If we are unable to hire and retain key talent and to effectively manage succession planning for key leadership roles, our operating results could be harmed.

These challenges are further compounded by uncertainty surrounding our post-separation performance and evolving organizational structure, which may impact employee confidence and lead to increased attrition or operational inefficiencies. While we have implemented retention arrangements for key employees to mitigate this risk, we may still experience further attrition following the payment of these incentives. Additionally, compensation is closely tied to the performance of our business and given the inherent cyclicality of the memory and storage markets, we may face periods where our ability to offer competitive compensation is constrained, placing us at a disadvantage in attracting or retaining top talent during downturns in our operating results. Constraints on global talent mobility and hiring may also affect our ability to attract and retain the specialized skills needed to support our business.
While we continue to invest in employee development, workforce planning, and structural agility, the speed and complexity of technological change and market demands create ongoing people-related risks that may impact our ability to sustain long-term innovation and operational performance.
We are subject to risks related to product defects, which could result in product recalls or epidemic failures and could subject us to warranty claims in excess of our warranty provisions or which are greater than anticipated, litigation or indemnification claims.
We warrant the majority of our products for periods of one to five years. We test our products in our manufacturing facilities through a variety of means. However, our testing may fail to reveal defects in our products that may not become apparent until after the products have been sold into the market. In addition, our products may be used in a manner that is not intended or anticipated by us, resulting in potential liability. Accordingly, there is a risk that product defects will occur, including as a result of third-party components or applications that we incorporate in our products, which could require a product recall. Product recalls can be expensive to implement. As part of a product recall, we may be required or choose to replace the defective product. Moreover, there is a risk that product defects may trigger an epidemic failure clause in a customer agreement. If an epidemic failure occurs, we may be required to replace or refund the value of the defective product and to cover certain other costs associated with the consequences of the epidemic failure. In addition, product defects, product recalls or epidemic failures may cause damage to our reputation or customer relationships, lost revenue, indemnification for a recall of our customers’ products, warranty claims, litigation or loss of market share with our customers, including our original equipment manufacturer and original design manufacturer customers. Our business liability insurance may be inadequate or future coverage may be unavailable on acceptable terms, which could negatively impact our operating results and financial condition.
Our standard warranty provisions attempt to put limits on damages and exclude liability for consequential damages and for misuse, improper installation, alteration, accident or mishandling while in the possession of someone other than us, but may be unenforceable or fail to limit our liability as intended. We record an accrual for estimated warranty costs at the time revenue is recognized. We may incur additional expenses if our warranty provisions do not reflect the actual cost of resolving issues related to defects in our products, whether as a result of a product recall, epidemic failure or otherwise. If these additional expenses are significant, they could harm our business.
The compromise, damage or interruption of our technology infrastructure, systems or products by cyber incidents, data security breaches, other security problems, design defects or system failures could have a material negative impact on our business.
We experience cyber incidents of varying degrees on our technology infrastructure and systems and, as a result, unauthorized parties may obtain access to our computer systems and networks, including cloud-based platforms.
In addition, the technology infrastructure and systems of some of our suppliers, vendors, service providers, contract manufacturers, cloud solution providers and partners have in the past experienced, and may in the future experience, such incidents. Cyber incidents can be caused by ransomware, computer denial-of-service attacks, data exfiltration, worms and other malicious software programs or other attacks, including the covert introduction of malware to computers and networks, and the use of techniques or processes that change frequently, may be disguised or difficult to detect, or are designed to remain dormant until a triggering event, and may continue undetected for an extended period of time. Cyber incidents may result from social engineering or impersonation of authorized users, and may also result from efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. In some instances, efforts to correct vulnerabilities or prevent incidents may reduce the functionality or performance of our computer systems and networks, which could negatively impact our business. We believe malicious cyber acts are increasing in number and that cyber threat actors are increasingly organized and well-financed or supported by state actors, and are developing increasingly sophisticated systems and means to not only infiltrate systems, but also to evade detection or to obscure their activities. Geopolitical tensions or conflicts may create heightened risk of cyber incidents.

Our increasing use of AI, including generative AI technologies, may also elevate the risk of cyber incidents. These technologies can be leveraged by threat actors to automate and scale cyberattacks, generate highly convincing phishing or social engineering content, identify and exploit vulnerabilities more efficiently, or create malicious code that is more difficult to detect. In addition, generative AI models may inadvertently expose sensitive information if not properly secured or trained on confidential data. The use of AI by malicious actors may also accelerate the development of novel attack techniques that are adaptive, evasive, and capable of bypassing traditional security controls. As AI tools become more accessible and sophisticated, the potential for their misuse increases, further complicating efforts to detect, prevent, and respond to cyber threats.
Our products are also targets for malicious cyber acts. While some of our products contain encryption or security algorithms to protect third-party content or user-generated data stored on our products, these products could still be hacked or the encryption schemes could be compromised, breached or circumvented by motivated and sophisticated attackers, which could harm our business by exposing us to litigation and indemnification claims and hurting our reputation. In addition, our products themselves may contain vulnerabilities, whether due to design flaws, implementation errors, or integration with third-party components, that could be exploited to gain unauthorized access to or disrupt functionality of the product. These vulnerabilities may be identified internally or disclosed by external security researchers, independent entities, or other third parties, including in the form of previously unknown or zero-day exploits. If efforts to breach our infrastructure, systems or products are successful or we are unable to protect against these risks, we could suffer interruptions, delays or cessation of operations of our systems, and loss or misuse of proprietary or confidential information, IP or sensitive or personal information. Compromises of our infrastructure, systems or products could also cause our customers and other affected third parties to suffer loss or misuse of proprietary or confidential information, IP or sensitive or personal information, and could harm our relationships with customers and other third parties and subject us to liability. As a result of actual or perceived breaches, we may experience additional costs, notification requirements, civil and administrative fines and penalties, indemnification claims, litigation or damage to our brand and reputation. All of these consequences could harm our reputation and our business and materially and negatively impact our operating results and financial condition.
We may be adversely affected by the risks, challenges, and evolving regulatory landscape associated with the use of AI in our operations, product development, and business practices.
We are increasingly leveraging AI technologies, including generative AI applications and tools, to support and enhance our various operational processes. While AI may promote efficiency and offer analytical advantages, it is complex and rapidly-changing, and its implementation carries inherent risks. Implementation of AI technologies can be costly and time-consuming, and there is no guarantee that such technology will be effective or beneficial. The incorporation of AI algorithms or training methodologies into our decision-making processes may result in flawed, irrelevant, insufficient, or biased outputs, potentially impacting our strategic choices, operational effectiveness, and regulatory compliance. These inaccuracies can arise from limitations in training data, algorithmic design, or unintended consequences of machine learning models. Actual or perceived deficiencies or failures in our implementation or use of AI could result in competitive disadvantages, regulatory action, legal liability, brand or reputational harm, and negative financial results.
In addition, the use of AI in the development of our products could potentially lead to ambiguities in intellectual property ownership, infringement or misappropriation risks, which could impact our competitive position and expose us to litigation, monetary penalties, or operational disruptions. The unauthorized or unapproved use of generative AI tools by our employees, contractors, or other third parties may lead to the inadvertent disclosure of confidential, proprietary, or personal information, exposing us to data security, privacy, and legal risks and reputational harm. Misuse of such tools can also result in violations of applicable laws and regulations, including data protection and intellectual property laws. As legal and regulatory frameworks surrounding AI continue to evolve, we may be required to adapt our practices, policies, or systems, which could increase operational costs, limit innovation, or expose us to liability. This could materially affect our operations, financial condition, and ability to achieve our strategic objectives.
BUSINESS AND STRATEGIC RISKS
We rely substantially on strategic relationships with various partners, including Kioxia, which subjects us to risks and uncertainties that could harm our business.
We have entered into and expect to continue to enter into strategic relationships with various partners for product development, manufacturing, sales growth and the supply of technologies, components, equipment and materials for use in our product design and manufacturing, including our business ventures with Kioxia. We depend on Flash Ventures for the development and manufacture of flash-based memory. Our strategic relationships, including Flash Ventures, are subject to various risks that could harm the value of our investments, our revenue and costs, our future rate of spending, our technology plans and our future growth opportunities.

The terms of our agreements with Kioxia with respect to Flash Ventures require that substantially all of our flash-based memory be obtained from Flash Ventures, which limits our ability to respond to market demand and supply changes and makes our financial results particularly susceptible to variations from our forecasts and expectations. For example, we are contractually obligated to pay for 50% of the fixed costs of Flash Ventures regardless of whether we order any flash-based memory, and our orders placed with Flash Ventures on a rolling basis are binding. As a result, a failure to accurately forecast supply and demand could cause us to over-invest or under-invest in inventory, technology transitions or the expansion of Flash Ventures’ capacity. Over-investment by us or our competitors can result in excess supply and lead to significant decreases in our product prices, significant excess, obsolete inventory or inventory write-downs or underutilization charges, and the potential impairment of our investments in Flash Ventures. For example, in 2023, WDC incurred $296 million in charges for unabsorbed manufacturing overhead costs as a result of reduced utilization of its manufacturing capacity and $108 million in charges to write down our inventory as a result of decreases in market pricing. In 2025, we incurred $75 million in charges as a result of underutilization of our manufacturing capacity and $24 million in charges to write down our inventory. These charges were attributable to a significant imbalance of supply and demand and actions taken in response thereto. On the other hand, if we under-invest in Flash Ventures, or otherwise grow or transition Flash Ventures’ capacity too slowly, we may not have enough supply of flash-based memory, or the right type of flash-based memory, to meet demand on a timely and cost effective basis, and we may lose opportunities for revenue, gross margin and market share as a result. If our supply is limited, we might make strategic decisions with respect to the allocation of our supply among our products and customers, which could result in less favorable gross margins or damage customer relationships. In addition, while Flash Ventures is operating, our agreements with Kioxia contain certain restrictions on our ability to work with third parties to manufacture flash-based memory or to fabricate flash-based memory beyond the capacity specified in the agreements, or to manufacture flash-based memory ourselves except to the extent that we acquire any manufacturing capacity of a Flash Ventures entity as a result of that entity’s dissolution, termination of its joint venture agreements or acquisition by us. This could also impair our ability to consolidate with other industry participants who manufacture flash-based memory.
Our control over the operations of our business ventures may be limited, and our interests could diverge from our strategic partners’ interests regarding ongoing and future activities. For example, each Flash Ventures entity operates for a defined period of time agreed upon between the joint venture partners. Absent further extensions as mutually agreed between us and Kioxia, Flash Partners Ltd. and Flash Alliance Ltd. are currently set to expire on December 31, 2029, and Flash Forward Ltd. is currently set to expire on December 31, 2034. Each Flash Ventures entity’s joint venture agreements may also earlier terminate upon the occurrence of certain specified events, including earlier dissolution by agreement of the parties or an event of default or bankruptcy. Upon the expiration of a Flash Ventures entity’s joint venture agreements, the applicable Flash Ventures entity will commence a wind-up process and be dissolved. Net proceeds from the dissolution will be distributed in kind or cash to us and Kioxia on a pro rata basis based on our respective ownership positions. The applicable Flash Venture entity will continue to operate during the period of winding up. Although we and Kioxia have agreed to extend the operating period for each Flash Ventures entity since the start of Flash Ventures, there is a risk that we and Kioxia will be unable to agree on a further extension of one or more of the Flash Ventures entities. Additionally, under the Flash Ventures agreements, we cannot unilaterally direct most of Flash Ventures’ activities, and we have limited ability to source or fabricate flash outside of Flash Ventures. Flash Ventures requires significant investments by both Kioxia and us for technology transitions and capacity expansions, and our business could be harmed if our technology roadmap and investment plans are not sufficiently aligned with Kioxia’s. Lack of alignment with Kioxia with respect to Flash Ventures could negatively impact our ability to react quickly to changes in the market, or to stay at the forefront of technological advancement. Misalignment could arise due to changes in Kioxia’s strategic priorities, management, ownership or access to capital, which have changed in recent years and could continue to change. Kioxia’s stakeholders may include, or have included in the past, competitors, customers, a private equity firm, government entities or public stockholders. Kioxia’s management changes, ownership and capital structure could lead to delays in decision-making, disputes or changes in strategic direction that could negatively impact the strategic partnership, and therefore us. There may exist conflicts of interest between Kioxia’s stakeholders and Flash Ventures or us with respect to, among other things, protecting and growing Flash Ventures’ business, intellectual property and competitively sensitive confidential information.
Together with Kioxia, we fund a portion of the investments required for Flash Ventures through lease financings. Continued availability of lease financings for Flash Ventures is not guaranteed and could be limited by several factors, including investor capacity and risk allocation policies, our or Kioxia’s financial performance, changes to our or Kioxia’s business, ownership or corporate structure and the availability of tools and equipment eligible for lease financing. To the extent that lease financings are not accessible on favorable terms or at all, more cash would be required to fund investments.
Our strategic relationships are subject to additional risks that could harm our business, including, but not limited to, the following:
•failure by our strategic partners to comply with applicable laws or employ effective internal controls;

•difficulties and delays in product and technology development at, ramping production at and transferring technology to, our strategic partners;
•declining financial performance of our strategic partners, including failure by our strategic partners to timely fund capital investments with us or otherwise meet their commitments, including paying amounts owed to us or third parties when due;
•we may lose the rights to, or ability to independently manufacture, certain technology or products being developed or manufactured by strategic partners, including if any of them is acquired by another company, files for bankruptcy or experiences financial or other losses;
•a bankruptcy event involving a strategic partner could result in structural changes to or termination of the strategic partnership; and
•changes in tax or regulatory requirements may necessitate changes to the agreements governing our strategic partnerships.
We participate in a highly competitive industry that is often subject to declining average selling prices, volatile demand, rapid technological change and industry consolidation, as well as lengthy product qualifications, all of which can negatively impact our business.
Demand for our devices, software and solutions, which we refer to in this “Risk Factors” section as our “products,” depends in large part on the demand for systems manufactured by our customers and on storage upgrades to existing systems. The demand for systems has been volatile in the past and often has had an exaggerated effect on the demand for our products in any given period. Demand for and prices of our products are influenced by, among other factors, actual and projected data growth, the balance between supply and demand in the storage market, including the effects of new fab capacity, macroeconomic factors and geopolitical tensions, including tariffs or trade restrictions, business conditions, technology transitions and other actions taken by us or our competitors. The storage market has in the past experienced, and may continue to experience, periods of excess capacity leading to liquidation of excess inventories, inventory write-downs, underutilization charges, significant reductions in average selling prices and negative impacts on our revenue and gross margins, and volatile product life cycles that harm our ability to recover the cost of product development.
Further, our average selling prices and gross margins tend to decline when there is a shift in the mix of product sales to lower priced products. We have faced declining gross margins relating to the Flash Business in the past, and may face potential gross margin pressures in the future, resulting from our average selling prices declining more rapidly than our cost of revenue. Rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence and write-downs. Finally, the data storage industry has experienced consolidation over the past several years, which could enhance the resources and lower the cost structure of some competitors. These factors could result in a substantial decrease in our market share and harm our business.
As we compete in new product areas, the overall complexity of our business may increase and may result in increases in research and development expenses and substantial investments in manufacturing capability, technology enhancements and go-to-market capability. We must also qualify our products with customers through potentially lengthy testing processes with uncertain results. Some of our competitors offer products that we do not offer, which may allow them to win sales from us, and some of our customers may be developing storage solutions internally, which may reduce their demand for our products. We expect that competition will continue to be intense, and our competitors may be able to gain a product offering or cost structure advantage over us, which would harm our business. Further, our competitors may utilize pricing strategies, including offering products at prices at or below cost, that we may be unable to competitively match. We may also have difficulty effectively competing with manufacturers benefiting from governmental investments and may be subject to increased complexity and reduced efficiency in our supply chain as a result of governmental efforts to promote domestic semiconductor industries in various jurisdictions.
If we do not properly manage technology transitions and product development and introduction, our competitiveness and operating results may be negatively affected.
The markets for our products continuously undergo technology transitions that may impact our product roadmaps and that we must anticipate in order to adapt our existing products or develop new products effectively. If we fail to adapt to or implement new technologies or develop new products desired by our customers quickly and cost-effectively, or if technology transitions negatively impact our existing product roadmaps, our business may be harmed.
In addition, the success of our technology transitions and product development depends on a number of other factors, including:
•research and development expenses and results;
•difficulties faced in manufacturing ramp;
•market acceptance/qualification;
•effective management of inventory levels in line with anticipated product demand;

•the vertical integration of some of our products, which may result in more capital expenditures and greater fixed costs than if we were not vertically integrated;
•our ability to cost effectively respond to customer requests for new products or features (including requests for more efficient and efficiently produced products with reduced environmental impacts) and software associated with our products;
•our ability to increase our software development capability; and
•the effectiveness of our go-to-market capability in selling new products.
Moving to new technologies and products may require us to align to, and build, a new supply base. Our success in new product areas may depend on our ability to enter into favorable supply agreements. In addition, if our customers choose to delay transition to new technologies, if demand for the products that we develop is lower than expected or if the supporting technologies to implement these new technologies are not available, we may be unable to achieve the cost structure required to support our profit objectives or may be unable to grow or maintain our market position.
Additionally, new technologies could impact demand for our products in unforeseen or unexpected ways and new products could substitute for our current products and make them obsolete, each of which would harm our business. We also develop products to meet certain industry and technical standards, which may change and cause us to incur substantial costs as we adapt to new standards or invest in different manufacturing processes to remain competitive.
We experience sales seasonality and cyclicality, which could cause our operating results to fluctuate. In addition, accurately forecasting demand has become more difficult, which could harm our business.
Sales of many of our products tend to be seasonal and subject to supply-demand cycles. Changes in seasonal and cyclical supply and demand patterns have made it, and could continue to make it, more difficult for us to forecast demand. Changes in the product or channel mix of our business may also impact seasonal and cyclical patterns. For example, we often ship a high percentage of our total quarterly sales in the third month of the quarter, which makes it difficult for us to forecast our financial results before the end of each quarter. As a result of the above or other factors, our forecast of financial results for a given quarter may differ materially from our actual financial results.
The variety and volume of products we manufacture are based in part on accurately forecasting market and customer demand for our products. Accurately forecasting demand has become increasingly difficult for us, our customers and our suppliers due to volatility in global economic conditions, end market dynamics and industry consolidation, resulting in less availability of historical market data for certain product segments. Further, for many of our original equipment manufacturer customers utilizing just-in-time inventory, we do not generally require firm order commitments and instead receive a periodic forecast of requirements, which may prove to be inaccurate. In addition, because our products are designed to be largely interchangeable with competitors’ products, our demand forecasts may be impacted significantly by the strategic actions of our competitors. As forecasting demand becomes more difficult, the risk that our forecasts are not in line with demand increases. This has caused, and may in the future cause, our forecasts to exceed actual market demand, resulting in periods of product oversupply, excess inventory, underutilization of manufacturing capacity and price decreases, which has impacted and could further impact our sales, average selling prices and gross margin or require us to incur additional inventory write-downs or additional charges for unabsorbed manufacturing overhead, thereby negatively affecting our operating results and our financial condition. For example, in 2023, WDC incurred $296 million in charges for unabsorbed manufacturing overhead costs as a result of reduced utilization of its manufacturing capacity and $108 million in charges to write down its inventory as a result of decreases in market pricing. In 2025, we incurred $75 million in charges as a result of underutilization of our manufacturing capacity and $24 million in charges to write down our inventory. These charges were attributable to a significant imbalance of supply and demand and actions taken in response thereto. If market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, possibly resulting in a loss of market share if our competitors are able to meet customer demands. In addition, some of our components have long lead-times, requiring us to place orders several months in advance of anticipated demand. Such long lead-times increase the risk of excess inventory, potentially resulting in inventory write-downs or loss of sales in the event our forecasts vary substantially from actual demand.

Failure to successfully execute on strategic initiatives including acquisitions, divestitures or cost saving measures may negatively impact our future results.
We may make acquisitions and divestitures and engage in cost saving measures. In order to successfully execute on strategic initiatives, we must successfully complete attractive transactions, some of which may be large and complex, and manage post-closing issues such as integration of an acquired company or employees and integration of processes and systems. We may not be able to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. Even if we identify and complete suitable corporate transactions, we may not be able to successfully address any integration challenges in a timely manner, or at all. There may be difficulties with implementing new systems and processes or with integrating systems and processes of companies with complex operations, which may result in inconsistencies in standards, controls, procedures and policies and may increase the risk that our internal controls are found to be ineffective.
Failing to successfully integrate or realign our business to take advantage of efficiencies or reduce redundancies of an acquisition may result in not realizing all or any of the anticipated benefits of the acquisition. In addition, failing to achieve the financial model projections for an acquisition or changes in technology development and related roadmaps following an acquisition may result in the incurrence of impairment charges (including goodwill impairments or other asset write-downs) and other expenses, both of which could negatively impact our results of operations or financial condition. Acquisitions and investments may also result in the issuance of equity securities that may be dilutive to our stockholders as well as earn-out or other contingent consideration payments and the issuance of additional indebtedness that would put additional pressure on liquidity. Furthermore, we may agree to provide continuing service obligations or enter into other agreements in order to obtain certain regulatory approvals of our corporate transactions, and failure to satisfy these additional obligations could result in our failing to obtain regulatory approvals or the imposition of additional obligations on us, any of which could negatively affect our business. In addition, new legislation or additional regulations may affect or impair our ability to invest with or in certain other countries or require us to obtain regulatory approvals to do so, including investments in joint ventures, minority investments and outbound technology transfers to certain countries.
Cost saving measures, restructurings and divestitures may result in workforce reduction and consolidation of our manufacturing or other facilities. As a result of these actions, we may experience a loss of continuity, loss of accumulated knowledge, disruptions to our operations and inefficiency during transitional periods. These actions could also impact employee retention. In addition, we cannot be sure that these actions will be as successful in reducing our overall expenses as we expect, that additional costs will not offset any such reductions or consolidations or that we will not forgo future business opportunities as a result of these actions.
Acquisitions and alliance activities inherently involve other risks as well. Additional risks we may encounter include those associated with:
•disruption to our business and the continued successful execution of our company strategy, goals and responsibilities;
•increased capital and research and development expenses and resource allocation;
•assimilation and integration of different business operations, corporate cultures, personnel, infrastructures and technologies or solutions acquired or licensed, while maintaining quality, and designing and implementing appropriate risk management measures;
•the incurrence of significant transaction fees and costs;
•the potential for unknown liabilities within the acquired or combined business that we may not become aware of until after the completion of the acquisition; and
•the possibility of conflict with joint venture or alliance partners regarding strategic direction, prioritization of objectives and goals, governance matters or operations.
Loss of revenue from a key customer, or consolidation among our customer base, could harm our operating results.
For 2025, 2024, and 2023, 40%, 41% and 47%, respectively, of our total revenue came from sales to our top ten customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing, contractual terms and the environmental impact and attributes of our products, often resulting in the allocation of risk or increased costs to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. We may experience events such as the loss of a key customer, prohibition or restriction of sales to a key customer by law, regulation or other government action, reductions in sales to or orders by a key customer, customer requirements to reduce our prices before we are able to reduce costs or the acquisition of a key customer by one of our competitors. These events may impact our operating results and financial condition. Further, government authorities may implement laws or regulations or take other actions that could result in significant changes to the business or operating models of our customers. Such changes could negatively impact our operating results.

Additionally, if there is consolidation among our customer base, our customers may be able to command increased leverage in negotiating prices and other terms of sale, which could negatively impact our profitability. Consolidation among our customer base may also lead to reduced demand for our products, increased customer pressure on our prices, replacement of our products by the combined entity with those of our competitors and cancellations of orders, each of which could harm our operating results.
Also, the storage ecosystem is constantly evolving, and our traditional customer base is changing. Fewer companies now hold greater market share for certain applications and services, such as cloud storage and computing platforms, mobile, social media, shopping and streaming media. As a result, the competitive landscape is changing, giving these companies increased leverage in negotiating prices and other terms of sale, which could negatively impact our profitability. In addition, the changes in our evolving customer base create new selling and distribution patterns to which we must adapt. To remain competitive, we must respond to these changes by ensuring we have proper scale in this evolving market, as well as offer products that meet the technological requirements of this customer base at competitive pricing points. To the extent we are not successful in adequately responding to these changes, our operating results and financial condition could be harmed.
Sales in the distribution channel and to the retail market are important to our business, and if we fail to respond to demand changes within these markets, or maintain and grow our applicable market share, our business could suffer.
Our distribution customers typically sell to small computer manufacturers, dealers, systems integrators and other resellers. We face significant competition in this channel as a result of limited product qualification programs and a significant focus on price and availability of product. As a result of the shift to mobile devices, more computing devices are being delivered to the market as complete systems, which could weaken the distribution market. If we fail to respond to changes in demand in the distribution market, our business could suffer. Additionally, if the distribution market weakens as a result of technology transitions or a significant change in consumer buying preference, or if we experience significant price declines due to demand changes in the distribution channel, our operating results would be negatively impacted. Negative changes in the creditworthiness or the ability to access credit, or the bankruptcy or shutdown of any of our significant retail or distribution partners would harm our revenue and our ability to collect outstanding receivable balances.
A significant portion of our sales is also made through retailers. Our success in the retail market depends in large part on our ability to maintain our brand image and corporate reputation and to expand into and gain market acceptance of our products in multiple retail market channels. Particularly in the retail market, negative publicity, whether or not justified, or allegations of product or service quality issues, even if false or unfounded, could damage our reputation and cause our customers to choose products offered by our competitors. Further, changes to the retail environment, such as store closures caused by macroeconomic conditions or changing customer preferences, may reduce the demand for our products. If customers no longer maintain a preference for our product brands or if our retailers are not successful in selling our products, our operating results may be negatively impacted.
FINANCIAL RISKS
Our level of debt may negatively impact our liquidity, restrict our operations and ability to respond to business opportunities and increase our vulnerability to adverse economic and industry conditions.
In connection with the separation, we incurred debt financing in our capital structure, and in the future, we may incur additional debt. The amount of debt we incur may be substantial and may be on terms less favorable to us than those historically provided to WDC. Our level of debt and the terms governing our existing debt have had and could continue to have significant consequences, which may include, but are not limited to, the following:
•limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions, capital contributions to Flash Ventures or other general corporate purposes;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes;
•imposing financial and other restrictive covenants on our operations, including minimum liquidity and free cash flow requirements and limitations on our ability to (i) declare or pay dividends or repurchase shares of our common stock; (ii) purchase assets, make investments, complete acquisitions, consolidate or merge with or into, or sell all or substantially all of our assets to, another person; (iii) enter into sale/leaseback transactions or certain transactions with affiliates; (iv) incur additional indebtedness; and (v) incur liens; and
•making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures or take advantage of new opportunities to grow our business.

Our ability to meet our debt service obligations, comply with our debt covenants and deleverage will depend on our cash flows and financial performance, which may be affected by financial, business, economic and other factors. The rate at which we are able to or choose to deleverage is uncertain. Failure to meet our debt service obligations or comply with our debt covenants could result in an event of default under the applicable indebtedness. We may be unable to cure, or obtain a waiver of, an event of default or otherwise amend our debt agreements to prevent an event of default thereunder on terms acceptable to us or at all. In that event, the debt holders could accelerate the related debt, which may result in the cross-acceleration or cross-default of other debt, leases or other obligations. If we do not have sufficient funds available to repay indebtedness when due, whether at maturity or by acceleration, we may be required to sell important strategic assets, refinance such debt, incur additional debt or issue common stock or other equity securities, which we may not be able to do on terms acceptable to us, in amounts sufficient to meet our needs or at all. Our inability to service our debt obligations or refinance our debt could harm our business. Further, if we are unable to repay, refinance or restructure any of our indebtedness that is secured, the holder of such debt could proceed against the collateral securing the indebtedness. Refinancing our indebtedness may also require us to expense previous debt issuance costs or to incur new debt issuance costs.
Our financing arrangements include debt with interest rates consisting of a variable reference rate plus an applicable margin. For debt incurred under our revolving credit facility, the applicable margin is determined by reference to our consolidated leverage ratio. As a result, rising reference rates or an increase in our consolidated leverage ratio could result in increased interest expense and debt service obligations. In addition, our credit ratings have impacted and could continue to impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our credit ratings will reflect the views of the ratings agencies as to our financial strength, operating performance and ability to meet our debt obligations. There can be no assurance that we will achieve a particular credit rating or maintain a particular credit rating in the future.
We also guarantee a significant amount of lease and other financial obligations of Flash Ventures owed to third parties. In particular, Flash Ventures sells to and leases back a portion of its equipment from a consortium of financial institutions. All of the lease obligations are guaranteed 50% by us and 50% by Kioxia. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. If a cancellation event were to occur, Flash Ventures would be required to negotiate a resolution with the other parties to the lease transactions to avoid cancellation and acceleration of the lease obligations. Such resolution could include, among other things, supplementary security to be supplied by us, increased interest rates or waiver fees. If a resolution is not reached, we may be required to pay all of the outstanding lease obligations covered by our guarantees, which would significantly reduce our cash position and may force us to seek additional financing, which may not be available on terms acceptable to us, if at all.
We may from time to time seek to further refinance our indebtedness by issuing additional shares of common stock, preferred stock or other securities that are convertible into common stock or grant the holder the right to purchase common stock, each of which may dilute our existing stockholders, reduce the value of our common stock, or both.
Fluctuations in currency exchange rates as a result of our international operations may negatively affect our operating results.
Because we manufacture and sell our products abroad, our revenue, cost of revenue, margins, operating costs and cash flows are impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar exhibits sustained weakness against most foreign currencies, the U.S. dollar equivalents of unhedged manufacturing costs could increase because a significant portion of our production costs are foreign-currency denominated. Conversely, there would not be an offsetting impact to revenues since revenues are substantially U.S. dollar denominated. Additionally, we negotiate and procure some of our component requirements in U.S. dollars from non-U.S. based vendors. If the U.S. dollar weakens against other foreign currencies, some of our component suppliers may increase the price they charge for their components in order to maintain an equivalent profit margin. In addition, our purchases of flash-based memory from Flash Ventures and our investment in Flash Ventures are denominated in Japanese yen. If the Japanese yen appreciates against the U.S. dollar, our cost of purchasing flash-based memory wafers and the cost to us of future capital funding of Flash Ventures would increase. When such events occur, they have had, and may in the future have, a negative impact on our business.
Prices for our products are substantially U.S. dollar denominated, even when sold to customers that are located outside the U.S. Therefore, as a substantial portion of our sales are from countries outside the U.S., fluctuations in currency exchanges rates, most notably the strengthening of the U.S. dollar against other foreign currencies, contribute to variations in sales of products in impacted jurisdictions and could negatively impact demand and revenue growth. In addition, currency variations may adversely affect margins on sales of our products in countries outside the U.S.

We have historically attempted to manage the impact of foreign currency exchange rate changes by, among other things, entering into short-term foreign exchange contracts. The effectiveness of this hedging strategy is highly dependent on business, market and global economic conditions. We do not hedge all of our foreign currency exchange rate exposure, and even when used for hedging purposes, foreign exchange contracts do not cover our full exposure, can be canceled by the counterparty if currency controls are put in place and may actually harm our operating results. Further, the ability to enter into foreign exchange contracts with financial institutions is based upon our available credit from such institutions and compliance with covenants and other restrictions. Operating losses, third-party downgrades of our credit rating or instability in the worldwide financial markets could impact our ability to effectively manage our foreign currency exchange rate risk. Hedging also exposes us to the credit risk of our counterparty financial institutions.
Increases in our customers’ credit risk could result in credit losses and term extensions under existing contracts with customers with credit losses could result in an increase in our operating costs.
Some of our original equipment manufacturer customers have adopted a subcontractor model that requires us to contract directly with companies, such as original design manufacturers, that provide manufacturing and fulfillment services to our original equipment manufacturer customers. Because these subcontractors are generally not as well capitalized as our direct original equipment manufacturer customers, this subcontractor model exposes us to increased credit risks. Our agreements with our original equipment manufacturer customers may not permit us to increase our product prices to alleviate this increased credit risk. Additionally, as we attempt to expand our original equipment manufacturer and distribution channel sales into emerging economies, the customers with the most success in these regions may have relatively short operating histories, making it more difficult for us to accurately assess the associated credit risks. Our customers’ credit risk may also be exacerbated by an economic downturn or other adverse global or regional economic conditions. Any credit losses we may suffer as a result of these increased risks, or as a result of credit losses from any significant customer, especially in situations where there are term extensions under existing contracts with such customers, would increase our operating costs, which may negatively impact our operating results.
LEGAL AND COMPLIANCE RISKS
We are subject to laws, rules and regulations relating to the collection, use, sharing and security of data, including personal data, and our failure to comply with these laws, rules and regulations could subject us to proceedings by governmental entities or others and cause us to incur penalties, significant legal liability or loss of customers, loss of revenue and reputational harm.
We are subject to laws, rules and regulations relating to the collection, use, security and privacy of third-party data, including data that relates to or identifies an individual person. We are also subject to the terms of our privacy policies and obligations to third parties related to privacy, data protection and cybersecurity. In many cases, these requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, and among us, our subsidiaries and other parties with which we have commercial relations. Our possession and use of third-party data, including personal data and employee data in conducting our business, subjects us to legal and regulatory burdens that require us to notify vendors, customers or employees or other parties with which we have commercial relations of a data security breach and to respond to regulatory inquiries and to enforcement proceedings. Laws and regulations relating to the collection, use, security and privacy of third-party data change over time and new laws and regulations become effective from time to time. We are subject to notice and privacy policy requirements, as well as obligations to respond to requests to know and access personal information, correct personal information, delete personal information and say no to the sale of personal information. Global privacy and data protection legislation, enforcement and policy activity in this area are rapidly expanding and evolving and may be inconsistent from jurisdiction to jurisdiction. We may also be subject to restrictions on cross-border data transfers and requirements for localized storage of data that could increase our compliance costs and risks and affect the ability of our global operations to coordinate activities and respond to customers. Compliance requirements or even our inadvertent failure to comply with applicable laws may cause us to incur substantial costs, subject us to proceedings by governmental entities or others, and cause us to incur penalties or other significant legal liability or lead us to change our business practices.

We are or may in the future be subject to state, federal and international legal and regulatory requirements, such as environmental, labor, health and safety, trade and public-company reporting and disclosure regulations, customers’ standards of corporate citizenship and industry and coalition standards, such as those established by the Responsible Business Alliance (“RBA”), and compliance with those regulations and requirements could cause an increase in our operating costs and failure to comply may harm our business.
We are subject to, and may become subject to additional, state, federal and international laws and regulations governing our environmental, labor, trade, financial transactions, health and safety practices and public-company reporting and disclosures requirements. These laws and regulations, particularly those applicable to our international operations, are or may be complex, extensive and subject to change. Implementing compliance with such laws and regulations may result in an increase in our operating costs, and failure to comply with such laws and regulations could also lead to significant liabilities. Legislation has been, and may in the future be, enacted in locations where we manufacture or sell our products, which could impair our ability to conduct business in certain jurisdictions or with certain customers and harm our operating results. In addition, climate change and financial reform legislation is a significant topic of discussion and has generated and may continue to generate federal, international or other regulatory responses in the near future, which could substantially increase the complexity of our disclosure requirements and our compliance and operating costs. If we or our suppliers, customers or partners fail to timely comply with applicable legislation, certain customers may refuse to purchase our products or we may face increased operating costs as a result of taxes, fines or penalties, or legal liability and reputational damage, which could harm our business.
In connection with our compliance with environmental laws and regulations, as well as our compliance with industry and coalition environmental initiatives, such as those established by the RBA, the standards of business conduct required by some of our customers, and our commitment to sound corporate citizenship in all aspects of our business, we could incur substantial compliance and operating costs and be subject to disruptions to our operations and logistics. In addition, if we or our suppliers, customers or partners were found to be in violation of these laws or noncompliant with these initiatives or standards of conduct, we could be subject to governmental fines, liability to our customers and damage to our reputation and corporate brand, which could cause our financial condition and operating results to suffer.
Our aspirations, disclosures and actions related to environmental, social and governance matters expose us to risks that could adversely affect our reputation and performance.
In addition to Sandisk’s commitment to operating responsibly, there is demonstrated interest from customers, investors, business partners, associates, and other stakeholders regarding Sandisk’s assessment and management of relevant environmental, social and governance matters. Where matters, or aspects of a matter, are determined to be material, we may announce initiatives and goals to mitigate such risks from time to time, for example, our intentions regarding operational and product energy efficiency and net zero emissions. These statements reflect our current plans and aspirations; they are not guarantees that we will be able to achieve them. Our ability to achieve any environmental, social and governance objective is subject to numerous factors, including risks, many of which may be outside of our control. These may include availability and cost of clean energy sources, the evolving regulatory and reporting requirements affecting environmental, social and governance practices and disclosures, where and how our products are used and any related implications of their greenhouse gas emissions, and successful execution of our business strategy. Our failure to achieve our goals or accurately track and report on our performance in a timely basis, or in accordance with regulatory requirements, and the potential added costs involved, could adversely affect our reputation; financial performance and growth; our ability to attract or retain talent; and our attractiveness as a business partner or supplier, and could expose us to increased litigation risk, as well as increased scrutiny from the investment community and enforcement authorities.
We and certain of our officers may at times be involved in litigation, investigations and governmental proceedings, which may be costly, may divert the efforts of our key personnel and could result in adverse court rulings, fines or penalties, which could materially harm our business.
From time to time, we may be involved in litigation, including antitrust and commercial matters, putative securities class action suits and other actions. We may be the plaintiff in some of these actions and the defendant in others. Some of the actions may seek injunctive relief, including injunctions against the sale of our products, and substantial monetary damages, which if granted or awarded, could materially harm our business. From time to time, we may also be the subject of inquiries, requests for information, investigations and actions by government and regulatory agencies regarding our business. Any such matters could result in material adverse consequences to our results of operations, financial condition or ability to conduct our business, including fines, penalties or restrictions on our business activities.

Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. In the event of an adverse outcome in any litigation, investigation or governmental proceeding, we could be required to pay substantial damages, fines or penalties and cease certain practices or activities, including the manufacture, use and sale of products. With or without merit, such matters may be complex, may extend for a protracted period of time, may be very expensive, and the expense may be unpredictable. Litigation initiated by us could also result in counter-claims against us, which could increase the costs associated with the litigation and result in our payment of damages or other judgments against us. In addition, litigation, investigations or governmental proceedings and any related publicity may divert the efforts and attention of some of our key personnel, affect demand for our products and harm the market prices of our securities.
We may be obligated to indemnify our current or former directors or employees, or former directors or employees of companies that we have acquired, in connection with litigation, investigations or governmental proceedings. These liabilities could be substantial and may include, among other things: the costs of defending lawsuits against these individuals; the cost of defending shareholder derivative suits; the cost of governmental, law enforcement or regulatory investigations or proceedings; civil or criminal fines and penalties; legal and other expenses; and expenses associated with the remedial measures, if any, which may be imposed.
The nature of our industry and its reliance on intellectual property and other proprietary information subjects us and our suppliers, customers and partners to the risk of significant litigation.
The data storage industry has been characterized by significant litigation. This includes litigation relating to patent and other intellectual property rights, product liability claims and other types of litigation. We have historically been involved in frequent disputes regarding patent and other intellectual property rights, and we and our customers have in the past received, and we and our customers may in the future receive, communications from third parties asserting that certain of our products, processes or technologies infringe upon their patent rights, copyrights, trademark rights or other intellectual property rights. Even if we believe that such claims are without merit, they may be time-consuming and costly to defend against and may divert management’s attention and resources away from our business. We may also receive claims of potential infringement if we attempt to license intellectual property to others. Intellectual property risks increase when we enter into new markets where we have little or no intellectual property protection as a deterrent against litigation. The complexity of the technology involved and the uncertainty of intellectual property litigation increase the intellectual property risks we face. Litigation may be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. We may be subject to injunctions, enter into settlements or be subject to judgments that may harm our business.
If we incorporate third-party technology into our products or if claims or actions are asserted against us for alleged infringement of the intellectual property of others, we may be required to obtain a license or cross-license, modify our existing technology or design a new non-infringing technology. Such licenses or design modifications may be extremely costly. We evaluate notices of alleged patent infringement and notices of patents from patent holders that we receive from time to time. We may decide to settle a claim or action against us, which settlement could be costly. We may also be liable for past infringement. If there is an adverse ruling against us in an infringement lawsuit, an injunction could be issued barring production or sale of any infringing product. It could also result in a damage award equal to a reasonable royalty or lost profits or, if there is a finding of willful infringement, treble damages. Any of these results would increase our costs and harm our operating results. In addition, our suppliers, customers and partners are subject to similar risks of litigation, and a material, adverse ruling against a supplier, customer or partner could negatively impact our business.
Moreover, from time to time, we agree to indemnify certain of our suppliers and customers for alleged intellectual property infringement. The scope of such indemnity varies but may include indemnification for direct and consequential damages and expenses, including attorneys’ fees. We may be engaged in litigation as a result of these indemnification obligations. Third-party claims for patent infringement are excluded from coverage under our insurance policies. A future obligation to indemnify our customers or suppliers may harm our business.

Our reliance on intellectual property and other proprietary information subjects us to the risk that these key components of our business could be copied by competitors.
Our success depends, in significant part, on the proprietary nature of our technology, including non-patentable intellectual property such as our process technology. If we fail to protect our technology, intellectual property or contract rights, our customers and others may seek to use our technology and intellectual property without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. We primarily rely on patent, copyright, trademark and trade secret laws, as well as non-disclosure agreements and other methods, to protect our proprietary technologies and processes. There can be no assurance that our existing patents will continue to be held valid, if challenged, or that they will have sufficient scope or strength to protect us. It is also possible that competitors or other unauthorized third parties may obtain, copy, use or disclose, illegally or otherwise, our proprietary technologies and processes, despite our efforts to protect our proprietary technologies and processes. If a competitor is able to reproduce or otherwise capitalize on our technology despite the safeguards we have in place, it may be difficult, expensive or impossible for us to obtain necessary legal protection. There are entities whom we believe may infringe our IP. Enforcement of our rights often requires litigation. If we bring a patent infringement action and are not successful, our competitors may be able to use similar technology to compete with us. Moreover, the defendant in such an action may successfully countersue us for infringement of their patents or assert a counterclaim that our patents are invalid or unenforceable. Also, the laws of some foreign countries do not protect our intellectual property to the same extent as do U.S. laws. In addition to patent protection of intellectual property rights, we consider elements of our product designs and processes to be proprietary and confidential. We rely upon employee, consultant and vendor non-disclosure agreements and contractual provisions and a system of internal safeguards to protect our proprietary information. However, we cannot be certain that these contracts and safeguards have not been and will not be breached, that we will be able to timely detect unauthorized use or transfer of our technology and intellectual property, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. Any of our registered or unregistered intellectual property rights may be challenged or exploited by others in the industry, which could harm our operating results.
Maintaining and strengthening our brands are important to maintaining and expanding our business, as well as to our ability to enter into new markets for our technologies, products and services. The success of our brands depends in part on the positive image that consumers have of our brands. We believe the popularity of our brands makes them a target of counterfeiting or imitation, with third parties attempting to pass off counterfeit products as our products. Any occurrence of counterfeiting, imitation or confusion with our brands could negatively affect our reputation and impair the value of our brands, which in turn could negatively impact sales of our branded products, our share and our gross margin, as well as increase our administrative costs related to brand protection and counterfeit detection and prosecution. Additionally, our ability to prevent unauthorized uses of our brands and technologies would be negatively impacted if our trademark registrations were successfully challenged or overturned in the jurisdictions where we do business. We also have trademark applications pending in a number of jurisdictions that may not ultimately be granted, or if granted, may be challenged or invalidated, in which case we would be unable to prevent unauthorized use of our brands and logos in such jurisdictions. We have not filed trademark registrations in all jurisdictions where our brands or logos may be used.
Future material impairments in the value of our goodwill, intangible assets and other long-lived assets would negatively affect our operating results.
We regularly review our goodwill and property, plant and equipment for potential impairment. Goodwill and indefinite-lived intangible assets are subject to impairment reviews on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. We use qualitative factors to determine whether goodwill is more-likely-than-not impaired and whether a quantitative test for impairment is considered necessary. If we conclude from the qualitative assessment that goodwill is more-likely-than-not-impaired, we are required to perform a quantitative analysis to determine the amount of impairment. Subsequent to the completion of the separation, we identified potential impairment indicators related to the trading price of our common stock and a resulting market capitalization that was below its December 27, 2024 net book value. In accordance with Accounting Standards Codification No. 350, Intangibles - Goodwill and Other, we performed a quantitative test, which indicated that the carrying value of our reporting unit exceeded its estimated fair value resulting in the recognition of a $1.8 billion impairment charge as of, and for the nine months ended, March 28, 2025.
Further adverse changes to macroeconomic conditions, our operating or financial results, or our estimates of the fair value of our reporting unit could impact the amount of any impairment charges or lead to additional impairment charges. Material impairment charges would negatively affect our results of operations.

RISKS RELATED TO THE SPIN-OFF
We may not achieve some or all of the expected benefits of the spin-off, and the spin-off may adversely impact our business.
We may not realize any strategic, financial, operational or other benefits from the spin-off. We cannot predict with certainty if or when anticipated benefits will occur or the extent to which they will be achieved. Following the completion of the spin-off, our operational and financial profile has changed and may continue to change, and we face new risks. We are now a smaller and less-diversified company compared to WDC prior to the spin-off and may be more vulnerable to changing market conditions, which could result in greater volatility in our financial results and cash flows. While we believe that the spin-off has positioned each company to better unlock its full standalone long- term potential, we cannot assure you that we will be successful. Further, there can be no assurance that the combined value of our shares and the shares of WDC is or will be equal to or greater than what the value of our common stock would have been had the spin-off not occurred. We or WDC may offer products or engage in businesses that compete with the other company’s products or businesses. Under the separation and distribution agreement between WDC and us, WDC is subject to certain limited noncompetition obligations for a specified period of time after the separation but otherwise will not be restricted in its ability to compete with us.
We have incurred and expect to continue to incur ongoing material costs and expenses as a result of the spin-off.
We have and will continue to incur costs and expenses as a result of the spin-off. These costs and expenses may arise from various factors, including, without limitation, financial reporting, the continuing development and implementation of our own accounting, legal, treasury, corporate governance, internal audit, investor relations and other compliance and corporate functions, the establishment of our own information technology system (including enterprise resource planning), and costs associated with complying with federal securities laws (including compliance with the Sarbanes- Oxley Act). We have incurred and expect to continue to incur ongoing costs and dis-synergies in connection with, or as a result of, the separation and related restructuring transactions, including costs of operating as independent, publicly traded companies that the two businesses will no longer be able to share. We cannot assure you that these costs will not be material to our business and financial results.
If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned, and our stock price may suffer.
Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. Neither we nor our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting until the year following the first annual report required to be filed with the SEC. To comply with this statute, we are required to document and test our internal control procedures, our management is required to assess and issue a report concerning our internal control over financial reporting and our independent registered public accounting firm is required to issue an opinion on our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of our testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management concludes that our internal control over financial reporting is not effective, or we identify material weaknesses in our internal controls, any remedial actions required could divert internal resources and take a significant amount of time and effort to complete, and could result in us incurring additional costs that we did not anticipate, including the hiring of outside consultants. Further, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which could lead to weakened investor confidence in our financial results, and our stock price may suffer.
We were spun off from our former parent company, WDC, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and therefore may not be a reliable indicator of our future results.
We were spun off from WDC, our former parent company, and have only operated as an independent, publicly traded company since February 21, 2025. Some of the historical information about us in this annual report on Form 10-K refers to our business as part of pre-spin-off WDC. Our historical financial information included in this annual report on Form 10-K is derived from the consolidated financial statements of Sandisk and the combined financial statements and accounting records of WDC. Accordingly, the historical financial information included in this annual report on Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:

•we may need to make significant investments to replicate or outsource certain systems, infrastructure and functional expertise in the future. These initiatives to develop our independent ability to operate will be costly to implement. We may not be able to operate our business as efficiently or at comparable costs, and our profitability may decline;
•how we finance our working capital or other cash requirements may differ from how we financed those requirements as part of pre-spin-off WDC. Our access to and cost of debt financing is different from the historical access to and cost of debt financing under pre-spin-off WDC. Differences in access to and cost of debt financing are likely to result in differences in interest rates charged to us on financings, the amounts of indebtedness, types of financing structures and debt markets that may be available to us, which may have an adverse effect on our business, financial condition, results of operations and cash flows; and
•in preparing our financial statements, pre-spin-off WDC made allocations of costs and corporate expenses deemed to be attributable to our business. However, these costs and expenses reflect the costs and expenses attributable to how our business operated as part of a larger organization and do not necessarily reflect costs and expenses that would be incurred by us had we been operating independently. As a result, our historical financial information may not be a reliable indicator of future results.
For additional information about the past financial performance of our business and the basis of presentation of the current and historical financial statements, see the sections of this annual report on Form 10-K entitled “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
WDC may fail to perform under various transaction agreements that were executed as part of the spin-off, or we may fail to have necessary systems and services in place when WDC is no longer obligated to provide services under the various agreements.
In connection with our spin-off, we entered into certain agreements with WDC, such as the separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, a stockholder’s and registration rights agreement, a transitional trademark license agreement and an intellectual property cross-license agreement, as discussed in greater detail in the section of this annual report on Form 10-K entitled “Related Party Transactions—Separation and Distribution Agreement and Other Related Party Transactions with WDC,” which provide for the performance by each company for the benefit of the other for a period of time after the spin-off. If WDC is unable to satisfy its obligations under these agreements, including its indemnification obligations in favor of us, we could incur operational difficulties or losses.
If we do not have in place our own systems and services, and do not have agreements with other providers of these services when the transitional or other agreements terminate, or if we do not implement the new systems or replace WDC’s services successfully, we may not be able to operate our business effectively, which could disrupt our business and have a material adverse effect on our business, financial condition and results of operations. These systems and services may also be more expensive to install, implement and operate, or less efficient than the systems and services WDC provides during the transition period.
In connection with our spin-off from WDC, WDC has agreed to indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to protect us against the full amount of such liabilities, or that WDC’s ability to satisfy its indemnification obligation will not be impaired in the future.
WDC has agreed to indemnify us for certain liabilities as discussed further in the section of this annual report on Form 10-K entitled “Related Party Transactions—Separation and Distribution Agreement and Other Related Party Transactions with WDC.” However, third parties could also seek to hold us responsible for liabilities that WDC has agreed to retain, and there can be no assurance that the indemnity from WDC will be sufficient to protect us against the full amount of such liabilities, or that WDC will be able to fully satisfy its indemnification obligations. In addition, WDC’s insurers may attempt to deny coverage to us for liabilities associated with certain occurrences of indemnified liabilities prior to the spin-off.
In connection with our spin-off from WDC, we have agreed to assume, and indemnify WDC for, certain liabilities. If we are required to make payments pursuant to these indemnities to WDC, we would need to meet those obligations and our financial results could be adversely impacted.
We have agreed to assume, and indemnify WDC for, certain liabilities as discussed further in the section of this annual report on Form 10-K entitled “Related Party Transactions—Separation and Distribution Agreement and Other Related Party Transactions with WDC.” Payments pursuant to these indemnities may be significant and could adversely impact our business, financial condition, results of operations and cash flows, particularly indemnities relating to our actions that could impact the tax-free nature of the distribution.

If the distribution of our shares, together with certain related transactions, does not continue to qualify for the Intended Tax Treatment, Sandisk, WDC and WDC stockholders could be subject to significant U.S. federal income tax liabilities and, in certain circumstances, we could be required to indemnify WDC for material taxes pursuant to indemnification obligations under the tax matters agreement. We are also restricted from taking certain actions that could adversely impact the Intended Tax Treatment to preserve the tax-free treatment to WDC and its stockholders and to comply with the tax matters agreement.
As a condition to the completion of the distribution, WDC received an opinion of counsel (the “Tax Opinion”) that, among other things, the distribution, together with certain related transactions, qualifies for the Intended Tax Treatment. The Tax Opinion was based on and relies on certain facts, assumptions, representations and undertakings from WDC and us, including those regarding the past and future conduct of the companies’ respective businesses and other matters. Nevertheless, an opinion of counsel neither binds the Internal Revenue Service (the “IRS”) nor precludes the IRS or the courts from adopting a contrary position. Therefore, notwithstanding the Tax Opinion, the IRS could determine that the distribution or any such related transaction is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the Tax Opinion.
If the distribution or certain related transactions failed to qualify for the Intended Tax Treatment, in general, for U.S. federal income tax purposes, WDC would recognize taxable gain as if it had sold the shares of our stock in a taxable sale for their fair market value and WDC stockholders that received shares of our stock in the distribution or receive shares of our stock in a clean-up distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.
In addition, WDC and Sandisk could incur significant U.S. federal income tax obligations, whether under applicable law or under the tax matters agreement that we entered into with WDC.
Further, to preserve the tax-free treatment to WDC and its stockholders of the distribution and certain related transactions, under the tax matters agreement that we entered into with WDC, we are restricted from taking certain actions that could adversely impact the Intended Tax Treatment of the distribution, together with certain related transactions. Failure to adhere to any such restrictions, including in certain circumstances that may be outside of our control, could result in tax being imposed on WDC for which we could bear responsibility and for which we could be obligated to indemnify WDC. In addition, even if we are not responsible for tax liabilities of WDC under the tax matters agreement, we nonetheless could potentially be liable under applicable tax law for such liabilities if WDC were to fail to pay such taxes.
The terms of the tax matters agreement, furthermore, restrict us from taking certain actions, particularly for the two years following the spin-off, including (among other things) the ability to freely issue stock, to merge or agree to merge with a third party, to be acquired or agree to be acquired by certain parties and to raise additional equity capital. Such restrictions could impair our ability to implement strategic initiatives. Also, any indemnity obligation to WDC might discourage, delay or prevent a change of control that we or our stockholders may otherwise consider favorable. These restrictions may limit our ability to enter into certain strategic transactions or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business, which could negatively impact our stock price performance. In addition, under the tax matters agreement, we are required to indemnify WDC against certain tax liabilities as a result of the acquisition of our stock or assets, even if we did not participate in or otherwise facilitate the acquisition. For a discussion of the tax matters agreement, see the section of this annual report on Form 10-K entitled “Related Party Transactions—Separation and Distribution Agreement and Other Related Party Transactions with WDC.”
The spin-off and related internal restructuring transactions may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.
The spin-off could be challenged under various state and federal fraudulent conveyance laws. Fraudulent conveyances or transfers are generally defined to include (a) transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or (b) transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. A creditor or an entity acting on behalf of a creditor (including, without limitation, a trustee or debtor-in-possession in a bankruptcy by us or WDC or any of our or its respective subsidiaries) may bring a lawsuit alleging that the spin-off or any of the related transactions constituted a fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including, without limitation, voiding the distribution and returning our assets or shares and subjecting WDC and/or us to liability.

The distribution of our common stock was also subject to state corporate distribution statutes. Under applicable Delaware law, including the DGCL, a corporation may only pay a distribution of common stock to its stockholders if certain conditions are met, including that the distribution is made entirely out of surplus. Although WDC made the distribution of our common stock entirely out of surplus and we and WDC obtained solvency opinions from an independent appraisal firm, we and WDC cannot ensure that a court would reach the same conclusion in determining the availability of surplus for the separation and the distribution to WDC’s stockholders.
Some of our officers and directors currently hold or previously held positions with WDC and may still hold equity in WDC, which may give rise to actual or potential conflicts of interest.
There is an overlap between certain of our directors and directors of WDC. Shared directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each of WDC and Sandisk. For example, there is a potential for a conflict of interest when we on the one hand, and WDC and its respective subsidiaries and successors on the other hand, are party to commercial transactions concerning the same or adjacent investments.
In addition, certain of our executive officers and directors, because of their current or former positions with WDC, own shares or equity awards of WDC. Following the spin-off, even though our board of directors currently consists of a majority of directors who are independent, and our executive officers who were employees of WDC prior to the completion of the spin-off ceased to be employees of WDC upon the spin-off, some of our executive officers and directors continue to have financial interests in shares of WDC common stock and equity awards. Specifically, each outstanding WDC equity award held by our employees at the level of vice president and above was converted into both a post-separation WDC award relating to shares of WDC common stock and a Sandisk award relating to shares of our common stock at the time of separation. Continuing ownership of shares of WDC common stock and equity awards could create, or appear to create, potential conflicts of interest if we and WDC pursue the same corporate opportunities or face decisions that could have different implications for us and WDC.
These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and WDC.
Some contracts and other assets which needed to be transferred or assigned from WDC or its affiliates to us in connection with our spin-off from WDC required the consent of a third party. If such consent was not given, we may not be entitled to the benefit of such contracts and other assets in the future, which could adversely impact our financial condition and future results of operations.
In connection with our spin-off from WDC, a number of contracts and licenses with third parties and other assets were to be transferred or assigned from (x) WDC or its affiliates to us or our subsidiaries or (y) us or our affiliates to WDC or its subsidiaries. However, the transfer or assignment of certain of these contracts, licenses or assets may still require the consent of a third party to such a transfer or assignment. Similarly, in some circumstances, we and another business unit of WDC are joint beneficiaries of contracts, and we or WDC will need to (x) enter into a new agreement with the third party to replicate the existing contract, (y) be assigned and delegated the portion of the existing contract related to the applicable business or (z) use commercially reasonable efforts to provide for an alternative arrangement to obtain the same or reasonably similar benefits and burdens of the applicable portion of the existing contract. It is possible that some parties may use the requirement of a consent or the fact that the spin-off occurred to seek more favorable contractual terms from us, to terminate the contract or license or to otherwise request additional accommodations, commitments or other agreements from us. If we are unable to obtain such consents on commercially reasonable and satisfactory terms or if the contracts are terminated, we may be unable to obtain the benefits, assets and contractual commitments which are intended to be allocated to us as part of our spin-off from WDC. The failure to timely complete the assignment of existing contracts, licenses or assets, or the negotiation of new arrangements, or a termination of any of those arrangements, could have a material adverse impact on our financial condition and future results of operations. To the extent we require a specific arrangement and agree to less favorable terms in connection with obtaining any consent to retain that arrangement, the basis for that arrangement may be less favorable than previously held by us and could adversely impact our financial conditions and future results of operations. In addition, where we do not intend to obtain consent from third-party counterparties based on our belief that no consent was required, the third-party counterparties may challenge the transfer of assets on the basis that the terms of the applicable commercial arrangements required the third-party counterparties’ consent. We may incur substantial litigation and other costs in connection with any such claims and, if we do not prevail, our ability to use these assets could be materially and adversely impacted.

We may be unable to implement, on a timely or cost-effective basis, the changes necessary to operate as an independent company.
Changes in our personnel and systems in connection with the separation, including the allocation of key employees between us and WDC and the separation of key systems, has and may continue to result in loss of continuity, loss of accumulated knowledge, disruptions to our operations and inefficiency during transitional periods. To operate as an independent company, we rely on WDC to provide certain transitional services for a certain amount of time post-separation, allowing us to benefit from the continuation of certain services and cost efficiencies in sharing certain resources and personnel, including with respect to the functionality and reliability of our information technology systems. During this post-separation transitional period, we continue to execute our transformation strategy, including the establishment of standalone financial, administrative, governance, public company compliance and other similar organizations and systems, to replace services and personnel historically provided to us by WDC. We cannot assure you that we will be able to successfully implement these updates on a timely or cost-effective basis. Failure to effectively implement the post-separation initiatives, integrate new governance structures, implement sufficient internal controls and corporate policies, fully develop standalone teams and align stakeholder expectations may result in operational disruptions, regulatory non-compliance, weakened stakeholder relationships, reputational harm, loss of business opportunities, and our inability to realize anticipated financial and strategic benefits.
Additionally, we are in the process of transitioning to a new enterprise resource planning (“ERP”) system. The efforts to transition to an updated ERP system are costly and could introduce new quality and cybersecurity issues into our systems. Our failure to successfully transition to a new information system could harm our ability to meet our reporting obligations.
RISKS RELATED TO OUR COMMON STOCK
Our stock price may fluctuate significantly, which may make it difficult for you to resell the common stock when you want or at prices you find attractive.
The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:
•our business profile, market capitalization or capital allocation policies may not fit the investment objectives of pre-spin-off WDC stockholders, causing a shift in our investor base and our common stock may not be included in some indices in which WDC common stock is included, causing certain holders to sell their shares;
•our quarterly or annual earnings, or those of other companies in its industry;
•the failure of securities analysts to cover our common stock;
•actual or anticipated fluctuations in our operating results;
•changes in earnings estimates by securities analysts or our ability to meet those estimates;
•our ability to meet our forward looking guidance;
•the operating and stock price performance of other comparable companies;
•overall market fluctuations and domestic and worldwide economic conditions, including adverse geopolitical conditions; and
•other factors described in these “Risk Factors” and elsewhere in this annual report on Form 10-K.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, shareholder derivative lawsuits and/or securities class action litigation has often been instituted against such company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.
In addition, investors may have difficulty accurately valuing our common stock. Investors often value companies based on the stock prices and results of operations of other comparable companies. Investors may find it difficult to find comparable companies and to accurately value our common stock, which may cause the trading price of our common stock to fluctuate.
Provisions of Delaware law, our certificate of incorporation and our bylaws may prevent or delay an acquisition of our company, which could decrease the market price of our common stock.
Delaware law, our certificate of incorporation and our bylaws each contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:
•provisions regarding the election of directors, classes of directors, the term of office of directors and the filling of director vacancies;
•no cumulative voting;

•removal of directors either with or without cause, by the affirmative vote of the stockholders then entitled to vote at an election of directors having a majority of the voting power of the Company;
•our board of directors has the authority to determine designations and the powers, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, including, without limitation, the dividend rate, conversion rights, redemption price and liquidation preference, of any series of shares of preferred stock, and to fix the number of shares constituting any such series, and to increase or decrease the number of shares of any such series (but not below the number of shares thereof then outstanding);
•advance notice requirements applicable to stockholders for director nominations and actions to be taken at annual meetings; and
•our bylaws may be altered, amended or repealed, and new bylaws may be adopted, (i) by our board of directors, by vote of a majority of the number of directors then in office as directors, acting at any duly called and held meeting of our board of directors, or (ii) by our stockholders; provided that notice of such proposed amendment, modification, repeal or adoption is given in the notice of special meeting. To the extent permitted by law, any bylaws made or altered by the stockholders may be altered or repealed by either our board of directors or the stockholders.
Public stockholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is considered favorable to stockholders. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or a change in our management and board of directors and, as a result, may adversely affect the market price of our common stock and your ability to realize any potential change of control premium.
In addition, we are subject to Section 203 of the DGCL. Section 203 of the DGCL protects publicly traded Delaware corporations, such as us following the distribution, from hostile takeovers and from actions following a hostile takeover, by prohibiting some transactions once a potential acquirer has gained a significant holding in the corporation. Subject to certain exceptions, the statute prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless:
•prior to such date, the board of directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;
•upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of such corporation outstanding at the time the transaction commenced (excluding for purposes of determining the number of shares outstanding (but not the outstanding voting stock owned by the interested stockholder), those shares owned by (i) persons who are directors and also officers and (ii) employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer); or
•on or after such date the business combination is approved by the board of directors of such corporation and authorized at an annual or special meeting of stockholders and not by written consent, by the affirmative vote of at least 66 2/3% of the outstanding voting stock that is not owned by the interested stockholder.
For purposes of Section 203 of the DGCL, a “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, with an “interested stockholder” being defined as a person who, together with affiliates and associates, owns (or who is an affiliate or associate of the corporation and did own within three years prior to the date of determination whether the person is an “interested stockholder”) 15% or more of the corporation’s voting stock.
A corporation may elect not to be governed by Section 203 of the DGCL. Neither our certificate of incorporation nor our bylaws contains the election not to be governed by Section 203 of the DGCL. Therefore, we are governed by Section 203 of the DGCL.
We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of us and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

Our certificate of incorporation contains an exclusive forum provision that could limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for such disputes and may discourage lawsuits against us and any of our directors, officers or other employees.
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or the federal district court in the State of Delaware if the Court of Chancery does not have subject matter jurisdiction) is the sole and exclusive forum for (i) any derivative action brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former director, officer or other employee or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine (the “Delaware Exclusive Forum Provision”). Our certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be, to the fullest extent permitted by law, the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act (the “Federal Forum Provision”).
The Delaware Exclusive Forum Provision is intended to apply to claims arising under Delaware state law and would not apply to claims brought pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or any other claim for which the federal courts have exclusive jurisdiction. In addition, the Federal Forum Provision is intended to apply to claims arising under the Securities Act and would not apply to claims brought pursuant to the Exchange Act. The exclusive forum provisions we included in our certificate of incorporation will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder and, accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal courts. Our stockholders are not deemed to have waived our compliance with these laws, rules and regulations.
The exclusive forum provisions we included in our certificate of incorporation may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with the company or its directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. In addition, stockholders who do bring a claim in the Court of Chancery of the State of Delaware pursuant to the Delaware Exclusive Forum Provision could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The court in the designated forum under our exclusive forum provisions may also reach different judgments or results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Further, the enforceability of similar exclusive forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that a court could find any of our exclusive forum provisions to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find all or any part of our exclusive forum provisions to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.
Tax matters may materially affect our financial position and results of operations.
Changes in tax laws in the United States, the European Union and around the globe have impacted and will continue to impact our effective worldwide tax rate, which may materially affect our financial position and results of operations. Further, the majority of countries in the G20 and Organization for Economic Cooperation and Development Inclusive Framework on Base Erosion and Profit Shifting have agreed to adopt a two-pillar approach to taxation, which includes the implementation of a global corporate minimum tax rate of 15%, which when effective could materially increase our tax obligations in these countries. The leaders of the G7 have agreed to work to eliminate the impact of the Undertaxed Profit Rule (UTPR) and the Income Inclusion Rule (IIR) on U.S. parented companies, which we expect would partially reduce our global tax complexity and exposure, however, the Qualified Domestic Minimum Top-Up Taxes (QDMTT) are not expected to be included in such exemption and mitigation efforts. Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities, including cash movements, could increase our worldwide effective tax rate and harm our business. Depending on our operating results, these changes can materially impact our effective tax rate and our operating cash flows. Additionally, portions of our operations are subject to a reduced tax rate or are free of tax under tax holidays that expire in whole or in part from time to time, or may be terminated if certain conditions are not met. Although these holidays may be extended when certain conditions are met, we may not be able to meet such conditions. If the tax holidays are not extended, or if we fail to satisfy the conditions of the reduced tax rate, then our effective tax rate could increase in the future. Our determination of our tax liability in the U.S. and other jurisdictions is subject to review by applicable domestic and foreign tax authorities. Although we believe our tax positions are properly supported, the final timing and resolution of any tax examinations are subject to significant uncertainty and could result in litigation or the payment of significant amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase of our current estimate of unrecognized tax benefits and may harm our business.

Provisions in our joint venture agreements with Kioxia may deter, prevent or delay an acquisition of us, which could decrease the market price of our common stock and limit our future strategic opportunities.
The joint venture agreements with Kioxia contain provisions that may deter, prevent or delay third parties from acquiring us. These provisions include, among others:
•restrictions limiting our ability and the ability of any of our affiliates to manufacture or have a third party fabricate flash memory outside of Flash Ventures’ Yokkaichi and Kitakami facilities;
•restrictions limiting our ability and the ability of any of our affiliates to fabricate flash memory beyond our share of Flash Ventures’ manufacturing capacity; and
•restrictions limiting our ability to transfer equity in the Flash Ventures entities or their assets, particularly partial transfers.
If we nevertheless wanted to pursue a transaction providing for our acquisition by a third party, the provisions in our joint venture agreements with Kioxia could deter, prevent or delay a potential acquiror from pursuing such a transaction, even if the transaction is considered favorable to our stockholders.
We may seek a waiver of applicable provisions of the joint venture agreements from Kioxia or Kioxia’s consent with respect to such a transaction, but there is no guarantee that we will successfully obtain Kioxia’s consent or waiver.
The provisions in our joint venture agreements with Kioxia could substantially impede the ability of public stockholders to benefit from future strategic transactions, including an acquisition of Sandisk and, as a result, may adversely affect the market price of our common stock and your ability to realize any potential change of control premium.

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 1C.    Cybersecurity
Risk Management and Strategy
At Sandisk, our management team is charged with managing risk and bringing to our Board of Directors’ attention all material risk exposures to our company. Our enterprise risk management (“ERM”) process is designed to facilitate the identification, assessment, management, reporting and monitoring of material risks our company may face over the short-term and long-term and promote regular communication with our Board of Directors and its committees regarding these risks. Through our ERM process, we have determined that the compromise, damage or interruption of our technology infrastructure, information systems or products by cybersecurity incidents is a key risk to our company that may have a material negative impact on our business. To help mitigate the potential impact of cybersecurity incidents on our business and protect against cybersecurity threats, we have established organizational structures, procedural measures and response plans that define roles and responsibilities related to cybersecurity risk management.
Sandisk’s Information Security organization addresses cybersecurity risks with a broad spectrum of technologies, controls, and processes that focus on mitigating these risks. Our cybersecurity strategy is designed to be dynamic and adaptive to combat the rapidly-evolving cybersecurity threat landscape and is influenced by commonly leveraged frameworks such as the NIST-CSF (National Institute of Standard and Technologies – Cyber Security Framework). Our program includes, but is not limited to, endpoint protection and response systems, network security protocols, electronic communications protections, vulnerability management programs, least-privilege access controls, third-party risk management procedures, workforce education and training exercises, and compliance programs.
Our dedicated 24x7 Security Operations Center incorporates specialized systems and processes for handling security incidents into its regular work and operates a robust, modern security infrastructure with appropriate security sensors and event monitoring capabilities. Upon detection of a cybersecurity incident, the Security Operations Center determines the severity of the incident in accordance with a pre-established incident severity matrix, initiates the appropriate notification and escalation protocols and begins triage. Predefined severity tiers serve as a guide to match our response to each incident’s determined severity or risk level.
Additionally, we have established a Cyber Incident Response Plan that follows the structure of the Incident Handling Guide published by the U.S. National Institute of Standards and Technology (SP 800-61r2) and that serves as an operational guide for handling cybersecurity incidents at Sandisk. Our Cyber Incident Response Plan provides procedural and strategic guidance that is designed to be flexible enough to apply to a variety of different incidents, but also specific enough to provide guidelines for incident prevention, detection, analysis, escalation and notification, and containment, eradication and recovery.
As part of our ongoing information security program, the Company utilizes periodic independent third-party experts to conduct assessments of our program’s effectiveness. These experts are also leveraged to design and orchestrate tabletop exercises where multiple business functions and leadership levels navigate incident scenarios based on industry trends and relevant threats, to help determine our level of preparedness for various cybersecurity incidents.
As part of our business operations, the Company engages with a number of third parties, including but not limited to, online software service providers, vendors, consultants, and partners. These third parties are analyzed based on business criticality and impact and must be cleared through a formal cybersecurity risk assessment process before being allowed to integrate with Sandisk’s information systems, access confidential data, or provide electronic services to members of our workforce.
The Company has in the past experienced cybersecurity incidents of varying degrees involving our technology infrastructure and information systems. While these incidents have at times resulted in some disruptions to our business operations, as of the date of this Annual Report on Form 10-K, we do not believe that known risks from cybersecurity threats, including as a result of any previous cybersecurity incident, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, we can give no assurance that we have detected or protected against all such cybersecurity incidents or threats or that we will not experience such an incident in the future. Further details about the cybersecurity risks we face are described under “The compromise, damage or interruption of our technology infrastructure, information systems or products by cybersecurity incidents, data security breaches, other security problems, design defects, information system failures or other events could have a material negative impact on our business” in Part I, Item 1A., Risk Factors of this Annual Report on Form 10-K.

Governance
The Company has implemented a governance framework related to cybersecurity that includes operational risk-mitigation practices and Board-level cybersecurity risk oversight.
Our management team is charged with managing cybersecurity risk and identifying material cybersecurity risk exposures to our company and carries out this function primarily through our Information Security organization, which is led by our Chief Information Security Officer (“CISO”) who has a CISO executive certification from the Heinz College at Carnegie Mellon University, a bachelor’s degree in Electrical Engineering, over a decade of information security leadership, and over twenty years of consolidated IT leadership experience. Additionally, our Cyber Incident Response Plan discussed above calls for the establishment of a management Impact Assessment Committee, which consists of key leadership representatives from the organization and is convened on an ad hoc basis to assess the detailed business impact of a cybersecurity incident. The Impact Assessment Committee is led by our Chief Information Security Officer and includes key representatives from the Company’s functional groups, including human resources, ethics and compliance, labor, privacy, internal audit, finance, communications, legal, risk and accounting. The Impact Assessment Committee receives updates and communications from the Security Operations Center on a fixed cadence determined by incident severity and follows our pre-established escalation framework to communicate with and include executive leadership, outside counsel and the Board of Directors, as appropriate. The Impact Assessment Committee works with the Company’s internal and external legal counsel to determine and facilitate appropriate communications with the Board of Directors.
Our Board of Directors is responsible for overseeing the cybersecurity risk management process and exercises this risk oversight through both our full Board of Directors and its Audit Committee. Our Board of Directors has delegated to the Audit Committee the responsibility to oversee risks related to cybersecurity threats, and our Audit Committee Charter requires the Audit Committee to review and discuss with management the Company’s policies with respect to risk assessment and enterprise risk management and to review the risk exposure of the Company related to the Committee’s areas of responsibility, including with respect to cybersecurity. In carrying out this role, the Audit Committee meets with our Chief Information Security Officer regularly and receives at least quarterly reports on cybersecurity matters.
Additionally, at least annually, our Chief Audit Executive, who manages the day-to-day activities of our ERM program, reports to our Board of Directors on enterprise risk assessment under our ERM program, providing updates on key risks, status of mitigation efforts and residual risk trends, including an analysis of cybersecurity risks. Also at least annually, our Chief Information Security Officer reports to the full Board of Directors on cybersecurity matters related to or impacting our company and our business.

Item 2.    Properties
Our principal executive offices are currently located at 951 Sandisk Drive, Milpitas, California 95035. Our principal manufacturing, research and development (“R&D”), marketing and administrative facilities as of the date of this information statement were as follows:

Location	Buildings Owned or Leased	Approximate Square Footage	Description
United States
California
Irvine	Leased	105,000	Flash R&D, marketing and sales, and administrative
Milpitas	Leased	578,000	Flash R&D, marketing and sales, and administrative
Colorado
Longmont	Leased	31,000	Flash R&D
Minnesota
Rochester	Leased	45,000	Flash product development
Asia
Korea
Seoul	Leased	4,000	Flash R&D
China
Beijing	Leased	5,000	Flash R&D, marketing and sales, and administrative
Shanghai	Leased	5,000	Flash assembly and testing
Shenzhen	Leased	6,000	Flash R&D, marketing and sales, and administrative
Taiwan
Hsinchu	Leased	27,000	Flash R&D
Taichung	Leased	6,000	Flash R&D
Taipei	Leased	7,000	Flash R&D, marketing and sales
Japan
Fujisawa	Owned	23,000	Flash R&D, Sales
Malaysia
Penang	Owned	1,177,000	Flash R&D, manufacturing of media
India
Bangalore	Owned and Leased	37,000	Flash R&D and administrative
Middle East
Israel
Kfar Saba	Owned	204,000	Flash R&D
Tefen	Owned	58,000	Flash R&D
Omer	Leased	39,000	Flash R&D
Europe
Prague	Leased	5,000	Flash R&D, marketing and sales, and administrative
We also lease office space in various other locations throughout the world primarily for R&D, sales, operations, manufacturing, administration and technical support. We believe our present facilities are adequate for our current needs, although we update our facilities from time to time to meet anticipated future technological and market requirements.
Substantially all of our flash-based memory wafers are manufactured by the Flash Ventures in purpose-built, wafer fabrication facilities, that they lease, located in Yokkaichi and Kitakami, Japan.

Item 3.    Legal Proceedings
There are no material legal proceedings, other than ordinary routine litigation incidental to the company, to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries’ property is subject.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “SDNK”. The approximate number of holders of record of our common stock as of August 13, 2025 was 685.
Dividends
We do not currently intend to pay any cash dividends in the foreseeable future. We currently intend to retain all available funds and future earnings, if any, for the operation of our business and to strengthen our financial position and flexibility.
Stock Performance Graph
The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the PHLX Semiconductor Sector (SOX) Index for the year ended June 27, 2025. The graph assumes that $100 was invested in our common stock, and the comparative indices, on February 12, 2025 (the date that the Company’s stock began on a “when-issued” basis), and that all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.
We believe that the S&P 500 Index and the PHLX Semiconductor Sector Index are appropriate indices to compare our performance with other companies in our industry. These indices are widely recognized and used, for which components and total return information are readily accessible to our security holders, to assist in their understanding of our performance relative to other companies.
COMPARISON OF CUMULATIVE TOTAL RETURN TO STOCKHOLDERS
Among Sandisk, the S&P 500 Index and the PHLX Semiconductor Sector (SOX) Index
(Assumes $100 investment on February 12, 2025)

$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
2/12/2025
6/27/2025
Sandisk
S&P 500 Index
SOX Index

Total Return Analysis

	February 12, 2025	June 27, 2025
Sandisk Corporation	$100.00	$130.97
S&P 500 Index	$100.00	$101.49
PHLX Semiconductor Sector (SOX) Index	$100.00	$108.01
The stock performance graph shall not be deemed soliciting material or to be filed with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, nor shall it be incorporated by reference into any past or future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6.     [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws, and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. You should read this information in conjunction with the Consolidated Financial Statements and the notes thereto included in Part II, Item 8., of this Annual Report on Form 10-K. See also “Forward-Looking Statements” immediately prior to Part I, Item 1., of this Annual Report on Form 10-K.
For management’s discussion of our combined results for the year ended June 28, 2024 in comparison with the year ended June 30, 2023, and other financial information related to fiscal year 2024, refer to Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10, initially filed with the U.S. Securities and Exchange Commission (“SEC”) on November 25, 2024, and as further amended thereafter and declared effective on January 31, 2025 (as amended, the “Form 10”).
Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters. As used herein, the terms “we,” “us,” “our,” and the “Company” refer to Sandisk Corporation and its subsidiaries.
Overview
The Separation
On October 30, 2023, Western Digital Corporation (“WDC”) announced that its board of directors (the “WDC Board of Directors”) authorized management to pursue a plan to separate the Company into an independent public company. The separation received final approval by the WDC Board of Directors and was completed on February 21, 2025. Prior to February 21, 2025, we were wholly owned by WDC.
On February 21, 2025, WDC executed the spin-off of the Company through WDC’s pro rata distribution of 116,035,464 or 80.1% of the outstanding shares of common stock of the Company to holders of WDC’s common stock. Each WDC stockholder received one-third (1/3) of one share of the Company’s common stock for each share of WDC’s common stock held by such WDC stockholder as of February 12, 2025, the record date of the distribution. Upon completion of the separation, WDC owned 28,827,787 or 19.9% of the outstanding shares of the Company’s common stock, which WDC was expected to retain for a period of up to twelve months following the distribution. Following the distribution, the Company became an independent publicly listed company, and on February 24, 2025, the Company began trading as an independent publicly traded company under the stock symbol “SNDK” on Nasdaq.
On June 6, 2025, WDC disposed of 21,314,768 or 14.6% of our common stock through an exchange of our common stock for WDC debt held by WDC creditors.
Our Business
Sandisk is a leading developer, manufacturer and provider of data storage devices and solutions based on NAND flash technology. With a differentiated innovation engine driving advancements in storage and semiconductor technologies, our broad and ever-expanding portfolio delivers powerful flash storage solutions for artificial intelligence (“AI”) workloads in datacenters, edge devices, and consumers. Our technologies enable everyone from students, gamers and home offices to the largest enterprises and public clouds to produce, analyze, and store data. Our solutions include a broad range of solid-state drives (“SSDs”), embedded products, removable cards, universal serial bus drives and wafers and components. Our broad portfolio of technology and products addresses multiple end markets of “Cloud,” “Client,” and “Consumer.”
Through the Client end market, we provide our original equipment manufacturer (“OEM”) and channel customers a broad array of high-performance flash solutions across personal computer, mobile, gaming, automotive, virtual reality headsets, at-home entertainment and industrial spaces. The Consumer end market is highlighted by our broad range of retail and other end-user products, which capitalizes on the strength of our product brand recognition and vast presence around the world. Cloud is comprised primarily of products for datacenters, cloud service providers, and private cloud customers.
Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, we report a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal years 2025, 2024, and 2023, which ended on June 27, 2025, June 28, 2024, and June 30, 2023 are each comprised of 52 weeks, with each fiscal quarter consisting of 13 weeks. Fiscal year 2026 will be comprised of 52 weeks and end on July 3, 2026.

Sale-Leaseback
In September 2023, WDC completed a sale and leaseback of its facility in Milpitas, California, and received net proceeds of $191 million in cash. A substantial majority of these assets are associated with the Company, and as a result, $134 million of the net proceeds from the sale-leaseback transaction were allocated to us on a relative square footage basis. The property is being leased back to us at a total annual rate of $16 million for the first year and increasing by 3% per year thereafter through January 1, 2039. The lease includes three five-year renewal options and one four-year renewal option that provide the ability to extend through December 2057. The associated operating lease liability and right-of-use asset for this facility have been included in the Consolidated Balance Sheets as of June 27, 2025 and June 28, 2024.
SanDisk Semiconductor (Shanghai) Co. Ltd. (“SDSS”)
As discussed in Part II, Item 8., Note 10, Related Parties and Related Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, on September 28, 2024, prior to the separation, WDC’s wholly-owned subsidiary, SanDisk China Limited (“SanDisk China”) completed the sale of 80% of its equity interest in SDSS (the “Transaction”) to JCET Management Co., Ltd. (“JCET”), a wholly-owned subsidiary of JCET Group Co., Ltd., a Chinese publicly listed company, thereby forming a venture between SanDisk China and JCET (the “SDSS Venture”). The Transaction resulted in a pre-tax gain of $34 million.
Subsequent to and in connection with the Transaction, Western Digital Technologies, Inc. (“WDT”) entered into a five-year supply agreement with SDSS (the “Supply Agreement”) to purchase certain flash-based products with a minimum annual commitment of $550 million. On January 10, 2025, the Company and WDT entered into an assignment agreement, pursuant to which, WDT assigned all of its rights and obligations under the Supply Agreement to the Company. The Supply Agreement contains specific penalties the Company must pay if SDSS fails to meet its minimum annual commitment. The Supply Agreement also provides that if SDSS purchases exceed the minimum annual commitment in any of the two years immediately succeeding any annual period where a shortfall penalty has been paid, SDSS shall reimburse the Company an amount not exceeding the previously paid penalty amount. The Supply Agreement expires on September 28, 2029, and automatically renews for additional one-year terms unless earlier terminated by either of the parties. The Company also entered into an agreement to grant SDSS certain intellectual property rights on a royalty-free basis for use in manufacturing products on the Company’s behalf for the term of and under the Supply Agreement. As a result of the Transaction, we expect to incur a modest reduction in annual operating expenses and a reduction in annual capital expenditure related to the assembly and testing of flash-based products. We also anticipate that the transition to a contract manufacturing model through the SDSS Venture will result in a small increase in our annual cost of revenue for flash-based products.
Goodwill Impairment
As discussed in Part II, Item 8., Note 5, Supplemental Financial Statement Data of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, subsequent to the separation, we conducted a quantitative analysis of potential goodwill and long-lived assets impairments, in accordance with Accounting Standards Codification (“ASC”) No. 350, Intangibles - Goodwill and Other. This analysis indicated that the estimated carrying value of our reporting unit exceeded its fair value. Consequently, we recorded a goodwill impairment charge of $1.8 billion during the third quarter of the fiscal year ended June 27, 2025.
Our policy is to perform an annual impairment test on the first day of the fourth fiscal quarter. For the year ended June 27, 2025, we performed a qualitative analysis which did not indicate that goodwill was more-likely-than-not impaired. As a result, no additional quantitative analysis was required and no additional impairment charge was recorded during the fiscal year ended June 27, 2025.
Financing Activities
Prior to the separation, we received financing from certain of WDC’s subsidiaries in the form of borrowings under revolving credit agreements and promissory notes to fund activities primarily related to Flash Ventures. Additional information regarding our outstanding notes due to (from) Western Digital Corporation is included in Part II, Item 8., Note 10, Related Parties and Related Commitments and Contingencies of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
As discussed in Part II, Item 8., Note 8, Debt of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, on February 21, 2025, we entered into a loan agreement comprised of a seven-year Term Loan B facility in an aggregate principal amount of $2.0 billion (the “Term Loan Facility”) and a five-year revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $1.5 billion with $150 million available for letters of credit.

On February 21, 2025, we borrowed $2.0 billion under the Term Loan Facility. We used a portion of the proceeds of the borrowing to make a net distribution payment of approximately $1.5 billion to WDC, with the remainder to be used for general corporate purposes. The proceeds of the Revolving Credit Facility may be used for working capital and general corporate purposes.
As of June 27, 2025, we have drawn no amounts under the Revolving Credit Facility.
Operational Update
In 2025, we generally saw an improvement in the supply and demand dynamics, leading to improved revenues and gross margin in fiscal 2025 compared to 2024. As part of our actions to align supply with market demand in the later half of fiscal 2025, we incurred charges for unabsorbed manufacturing overhead costs due to reduced utilization of our manufacturing capacity totaling $75 million, and we anticipate incurring some underutilization charges as we moderate production levels to align with demand for our products in the first quarter of 2026.
Additionally, in 2025, the U.S. announced changes to U.S. trade policy, including increased tariffs on imported goods. Currently, the majority of our products sold in the U.S. are exempt from tariffs, but additional tariff increases, or the loss of applicable exemptions would increase the cost of goods sold for our products sold in the U.S., which could negatively impact our margins and financial performance. Increases in the price of our products in response to increased costs may adversely impact demand for those products in the U.S., which could also negatively impact our performance and financial results. Future trade policies and regulations in the U.S. and other countries, the terms of any trade arrangements that may be negotiated between the U.S. and other countries, the scope, amount, or duration of tariffs that may be imposed by any country, and the impact of these factors on our business are uncertain and may contribute to increased costs and reduced demand for our products, each of which could harm our financial performance.
With regard to technological advances, we anticipate that digital transformation, including the AI data-cycle, will drive improved market conditions in the long term for our data storage products.
We will continue to actively monitor developments impacting our business and may take additional responsive actions that we determine to be in the best interest of our business and stakeholders.
Basis of Presentation
On February 21, 2025, we became a standalone publicly traded company, and our financial statements are now presented on a consolidated basis. Prior to the separation, our historical financial statements were derived from WDC’s consolidated financial statements and accounting records and prepared as if we existed on a standalone basis. The financial statements for all periods presented, including our historical results prior to February 21, 2025, are now referred to as “Consolidated Financial Statements” and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
The following discussion reflects our financial condition and results of operations as set forth in the Consolidated Financial Statements included in this Annual Report on Form 10-K.
The Consolidated Statements of Operations include all revenues and costs directly attributable to us, including costs for facilities, functions, and services used by us. Prior to the separation, our business had historically functioned together with the other businesses controlled by WDC. Accordingly, we relied on WDC’s corporate overhead and other support functions. Therefore, certain corporate overhead and shared costs were allocated to us including (i) certain general and administrative expenses related to WDC’s support functions that are provided on a centralized basis within WDC (e.g., expenses for corporate facilities, executive oversight, treasury, finance, legal, human resources, compliance, information technology, employee benefit plans, stock compensation plans and other corporate functions), and (ii) certain operations support costs incurred by WDC, including product sourcing, maintenance and support services, and other supply chain functions. These expenses were specifically identified, when possible, or allocated based on revenues, headcount, usage or other allocation methods that are considered to be a reasonable reflection of the utilization of services provided or benefit received. While management considers that such allocations were made on a reasonable basis consistent with benefits received, the Consolidated Financial Statements included in this Annual Report on Form 10-K may not be indicative of our future performance, do not necessarily include the actual expenses that would have been incurred by us and may not reflect our results of operations, financial position, and cash flows had we been a separate, standalone company during the periods presented. For additional information, see Part II, Item 8., Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Results of Operations
Overview
The following table sets forth, for the periods presented, selected summary information from our Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	2025		2024		2023
	(in millions, except percentages)
Revenue, net	$7,355	100.0%	$6,663	100.0%	$6,086	100.0%
Cost of revenue	5,143	69.9	5,591	83.9	5,656	92.9
Gross profit	2,212	30.1	1,072	16.1	430	7.1
Operating expenses:
Research and development	1,132	15.4	1,061	15.9	1,167	19.2
Selling, general and administrative	573	7.8	455	6.8	558	9.2
Goodwill impairment	1,830	24.9	—	—	671	11.0
Business separation costs	67	0.9	64	1.0	—	—
Employee termination and other	21	0.3	(40)	(0.6)	69	1.1
Gain on business divestiture	(34)	(0.5)	—	—	—	—
Total operating expenses	3,589	48.8	1,540	23.1	2,465	40.5
Operating income (loss)	(1,377)	(18.7)	(468)	(7.0)	(2,035)	(33.4)
Interest and other income (expense), net:
Interest income	22	0.3	12	0.2	21	0.3
Interest expense	(63)	(0.9)	(40)	(0.6)	(31)	(0.5)
Other income (expense), net	(61)	(0.8)	(7)	(0.1)	43	0.7
Total interest and other income (expense), net	(102)	(1.4)	(35)	(0.5)	33	0.5
Income (loss) before taxes	(1,479)	(20.1)	(503)	(7.5)	(2,002)	(32.9)
Income tax expense	162	2.2	169	2.5	141	2.3
Net income (loss)	$(1,641)	(22.3)%	$(672)	(10.0)%	$(2,143)	(35.2)%
(1) Percentage may not total due to rounding.
The following table sets forth, for the periods presented, summary information regarding our disaggregated revenue:

	2025		2024	2023
	(in millions)
Revenue by end market:
Cloud	$960		$325	$500
Client	4,127		4,069	3,637
Consumer	2,268		2,269	1,949
Total revenue	$7,355		$6,663	$6,086

Revenue by geography:
Asia	$4,457		$4,510	$3,890
Americas	1,618		1,095	1,266
Europe, Middle East and Africa	1,280		1,058	930
Total revenue	$7,355	7355000000	$6,663	$6,086

Our broad portfolio of technology and products addresses multiple end markets. Cloud represents a large and growing end market comprised primarily of products for public or private cloud environments and enterprise customers. Through the Client end market, we provide our OEM and channel customers a broad array of high-performance flash solutions across personal computer, mobile, gaming, automotive, virtual reality headsets, at-home entertainment, and industrial spaces. The Consumer end market is highlighted by our broad range of retail and other end-user products, which capitalize on the strength of our product brand recognition and vast points of presence around the world.
Net Revenue
Net revenue increased 10%, or $692 million, in 2025 compared to 2024, primarily due to a 6% increase in exabytes sold due to stronger demand in our Cloud end market and a 4% increase in average selling prices (“ASP”) per gigabyte due to enhanced pricing as the supply-demand balance improved.
Cloud revenue increased 195%, or $635 million, in 2025 compared to 2024, primarily due to a 153% increase in exabytes sold due to increased enterprise SSD shipments to data center customers and a 17% increase in ASP per gigabyte due to improved pricing.
Client revenue increased 1%, or $58 million, in 2025 compared to 2024, primarily due to an 8% increase in ASP per gigabyte, partially offset by a 7% decrease in exabytes sold.
Consumer revenue decreased $1 million in 2025 compared to 2024, primarily due to a 6% increase in exabytes sold, offset by a 7% decrease in ASP per gigabyte due to pricing pressure.
The changes in net revenue by geography in 2025 compared to 2024 primarily reflected higher revenue in the Americas region from Cloud customers.
Consistent with standard industry practice, we offer sales incentives and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as reductions of gross revenue. For 2025, 2024 and 2023, these programs represented 19%, 19%, and 21%, respectively, of gross revenues. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors, including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.
Gross Profit and Gross Margin
Gross profit increased $1,140 million in 2025 compared to 2024, primarily due to improved pricing, a favorable product mix, a decrease in manufacturing underutilization charges incurred in 2025 compared to the comparable prior year period, and a $54 million write-down of Flash inventory in 2024 as a result of decreases in market pricing, for which a similar charge was not incurred in 2025, partially offset by $36 million of insurance recoveries received during 2024 for losses incurred due to a contamination incident in 2022. In 2024, we recognized a $252 million charge due to reduced manufacturing capacity utilization, compared to an underutilization charge of $75 million incurred in 2025.
Gross profit margin increased 14% in 2025 compared to 2024, with approximately 10% driven by higher revenue due to improved pricing, higher demand for our offerings, and favorable product mix and the remaining 4% due to the decrease in manufacturing underutilization charges incurred in 2025 and a write-down of Flash inventory in 2024 for which a similar charge was not incurred in the current period.
Operating Expenses
Research and development (“R&D”) expenses increased $71 million in 2025 compared to 2024, primarily due to a $32 million increase in compensation and benefits mainly due to higher variable compensation which includes short-term incentives, an $18 million increase in spending for R&D projects, a $15 million increase in material purchases, and a $5 million increase in legal and outside service fees.
Selling, general and administrative expenses increased $118 million in 2025 compared to 2024, primarily due to an $84 million increase in compensation and benefits due to higher variable compensation which includes short-term incentives, a $24 million increase in materials, a $16 million increase in legal service fees, and a $14 million increase in sales and marketing expenses, partially offset by a $20 million decrease in strategic review costs incurred in 2024 for which there are no comparable costs in the current year.
Employee termination and other charges decreased $61 million in 2025 compared to 2024, primarily due to a $60 million gain on the sale-leaseback of a facility in the prior period, for which there is no comparable transaction in 2025. For additional information regarding employee termination and other charges, see Part II, Item 8., Note 15, Employee Termination and Other Charges of the Notes to Consolidated Financial Statements included in this Annual Report.

Goodwill impairment
Goodwill impairment increased $1.8 billion in 2025 compared to 2024 due to an impairment charge resulting from the difference between the carrying value of our reporting unit and its fair value.
Business separation costs
Business separation costs increased $3 million in 2025 compared to 2024, primarily due to the completion of the separation from WDC.
Gain on business divestiture
Gain on business divestiture increased $34 million in 2025 compared to 2024 due to the pre-tax gain on the sale of SDSS.
Interest and Other Expense, net
Interest and other expense, net increased $67 million in 2025 compared to 2024, primarily due to a $56 million increase in interest expense from our Loan Agreement, a $37 million increase in losses on our equity method investments, and a $24 million increase in foreign exchange losses, partially offset by a $28 million decrease in interest expense on borrowings due to WDC, a $15 million increase in interest income due to an increase in available cash, and a $7 million increase in interest income arising from the accretion of the present value discount on the outstanding SDSS sale consideration receivable.
Income Tax Expense
H.R.1, more widely known as the Big Beautiful Bill Act, was recently signed into law on July 4, 2025. It reversed the requirement for capitalization of U.S. research and development expenditures that came into law under the Tax Cuts and Jobs Act of 2017, but the mandatory requirement of capitalization of foreign research and development expenditures remains. The tax rates for income earned by our foreign subsidiaries will also be changed under H.R. 1. Depending on our operating results, these changes can materially impact our effective tax rate and reduce our operating cash flows. As H.R.1 was enacted after our fiscal year 2025, its impact on the tax provision will be reflected in fiscal year 2026.
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, which contained significant changes to laws related to tax, climate, energy, and health care. The tax measures include, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.0 billion. We do not expect to be subject to the CAMT of 15% for 2025 as our average annual AFSI did not exceed $1.0 billion for the preceding three-year period.
On December 20, 2021, the Organization for Economic Co-operation and Development G20 Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two (“Pillar Two”). Several non-U.S. jurisdictions have either enacted legislation or announced their intention to enact future legislation to adopt certain or all components of Pillar Two, some of which are effective for us in 2025. For 2025, we currently expect to be able to meet certain transitional safe harbors and do not expect any material Pillar Two taxes. As more jurisdictions adopt this legislation in 2026, there may be material increases in our future tax obligations in certain jurisdictions.
The following table presents our Income tax expense and the effective tax rate:

	2025	2024	2023
	(in millions)
Income (loss) before taxes	$(1,479)	$(503)	$(2,002)
Income tax expense	162	169	141
Effective tax rate	(11)%	(34)%	(7)%
The relative mix of earnings and losses by jurisdiction, the goodwill impairment, the foreign income inclusion, credits, and tax holidays in Malaysia that will expire at various dates during years 2028 through 2031 resulted in decreases to the effective tax rate below the U.S. statutory rate for the years ended June 27, 2025.
For additional information regarding income tax expense, see Part II, Item 8., Note 14, Income Tax Expense of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Financial condition, liquidity and capital resources
The following table summarizes our Consolidated Statements of Cash Flows:

	2025	2024	2023
	(in millions)
Net cash provided by (used in):
Operating activities	$84	$(309)	$(713)
Investing activities	556	210	(189)
Financing activities	518	136	860
Effect of exchange rate changes on cash	(5)	(1)	(1)
Net increase (decrease) in cash and cash equivalents	$1,153	$36	$(43)
In alignment with market conditions, we have maintained a conservative capital expenditure strategy for 2025 and 2024. For fiscal year 2026, we anticipate increased capital investments as we transition to newer nodes to meet the demand and technology needs of our product portfolio.
We believe our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next twelve months and for the foreseeable future thereafter. We believe we can also access the various capital markets to further supplement our liquidity position if necessary. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part I, Item 1A., Risk Factors included in this Annual Report on Form 10-K.
A total of $692 million and $321 million of our cash and cash equivalents were held outside of the U.S. as of June 27, 2025 and June 28, 2024 respectively. There are no material tax consequences that were not previously accrued for the repatriation of this cash. Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities.
Operating Activities
Net cash provided by (used in) operating activities primarily consists of net income or loss, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. Net cash used as a result of changes in operating assets and liabilities was $380 million for 2025, compared to $86 million net cash provided for 2024, reflecting an increase in the volume of our business, as discussed above.
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

	2025	2024	2023
Days sales outstanding	51	48	35
Days in inventory	135	158	134
Days payable outstanding	(50)	(54)	(37)
Cash conversion cycle	136	152	132
Changes in days sales outstanding, or DSO, are generally due to the timing of shipments. Changes in days in inventory, or DIO, are generally related to the timing of inventory builds. Changes in days payable outstanding, or DPO, are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make payment term modifications through negotiations with our vendors or by granting to or receiving from our vendors payment term accommodations.
In 2025, DSO increased 3 days when compared to the prior year, reflecting lower accounts receivable factoring and the timing of shipments and customer collections. DIO decreased 23 days over the prior year, primarily reflecting greater consumption of inventory. DPO decreased 4 days over the prior year, primarily due to routine variations in the timing of purchases and payments.

Investing Activities
Net cash provided by investing activities in 2025 primarily consisted of $401 million in net proceeds from our sale of a majority interest in one of our subsidiaries and $358 million in net proceeds from activity related to Flash Ventures, partially offset by $204 million in capital expenditures. Net cash provided by investing activities in 2024 primarily consisted of $239 million in net proceeds from activity related to Flash Ventures and $137 million of proceeds from the sale-leaseback of our Milpitas, California facility, partially offset by $166 million in capital expenditures.
Financing Activities
Net cash provided by financing activities in 2025 primarily consisted of $1,970 million in proceeds from borrowings from the Term Loan Facility, $550 million in proceeds from borrowings on notes due to WDC, and $101 million in proceeds from principal repayments on notes due from WDC, partially offset by $1,887 million transferred to WDC, $100 million in repayment on the Term Loan Facility, and $76 million in net repayments on notes due to WDC. Net cash provided by financing activities in 2024 primarily consisted of $394 million in net transfers from WDC, partially offset by $170 million in origination of notes due from WDC and $102 million in net repayments on notes due to WDC.
A discussion of our cash flows for 2024, including a comparison of such cash flows to 2023, is included in Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10.
Off-Balance Sheet Arrangements
Other than the Flash Ventures and SDSS-related commitments incurred in the normal course of business and certain indemnification provisions (see “Short-and-Long-term Liquidity - Purchase Obligations and Other Commitments” below), we do not have any other material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any other obligations arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the Consolidated Financial Statements. Additionally, with the exception of Flash Ventures, the SDSS Venture and the Unis Venture, we do not have an interest in, or relationships with, any variable interest entities. For additional information regarding our off-balance sheet arrangements, see Part II, Item 8., Note 10, Related Parties and Related Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Short-and-Long-term Liquidity
Material Cash Requirements
The following is a summary of our known material cash requirements, including those for capital expenditures, as of June 27, 2025. In addition, see the discussions further below related to unrecognized tax benefits, foreign exchange contracts and indemnifications.

	Total	1 year (2026)	2-3 Years (2027-2028)	4-5 Years (2029-2030)	More than 5 Years (Beyond 2030)
	(in millions)
Long-term debt, including current portion (1)	$1,900	$20	$40	$40	$1,800
Interest on debt	905	143	276	267	219
Flash Ventures related commitments(2)	4,539	2,226	1,583	667	63
Operating leases	331	41	63	44	183
Purchase obligations and other commitments	2,633	250	1,153	1,140	90
Total	$10,308	$2,680	$3,115	$2,158	$2,355
(1) Principal portion of debt, excluding issuance costs.
(2) Includes reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and payments for other committed expenses, including R&D and building depreciation. Funding commitments assume no additional operating lease guarantees. Additional operating lease guarantees can reduce funding commitments.

Debt
In connection with the separation, on February 21, 2025, we entered into a loan agreement (the “Loan Agreement”) comprised of a $1.5 billion revolving credit facility, on which no amounts have been drawn, and a $2.0 billion term loan facility due in 2032. The Company used a portion of the proceeds received from the term loan facility, as well as cash on hand, to make a net distribution payment of $1.5 billion to WDC in exchange for assets, liabilities and certain legal entities of WDC associated with the Company.
As of June 27, 2025, we were in compliance with the Loan Agreement financial covenant that requires us to maintain a maximum Leverage Ratio. Additional information regarding our indebtedness, including information about availability under our revolving credit facility and the principal repayment terms, interest rates, covenants, collateral and other key terms of our outstanding indebtedness, is included in Part II, Item 8., Note 8, Debt of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Flash Ventures
Flash Ventures sells to, and leases back from, a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements, of which we guarantee half of all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of June 27, 2025, and as of June 28, 2024, we were in compliance with all covenants under these Japanese lease facilities. See Part II, Item 8., Note 10, Related Parties and Related Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding Flash Ventures.
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
Unrecognized Tax Benefits
As of June 27, 2025, our liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $140 million. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of June 27, 2025 and June 28, 2024 was $11 million and $9 million, respectively. Of these amounts, approximately $138 million could result in potential cash payments.
Foreign Exchange Contracts
We purchase foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. See Part II, Item 7A., Quantitative and Qualitative Disclosures About Market Risk included in this Annual Report on Form 10-K for additional information.
Indemnifications
Concurrent with the separation, we and WDC entered into a Tax Matters Agreement under which we and WDC agreed to indemnify each other for certain tax positions. As a result of this agreement, we recorded a tax indemnification liability of $112 million on February 21, 2025, which was recognized as an adjustment to the Net investment from Western Digital Corporation. This liability was subsequently reduced by approximately $2 million, reflecting the outstanding balance as of June 27, 2025. The remaining tax indemnification liability of $110 million is classified as Other liabilities in the Consolidated Balance Sheets as of June 27, 2025.
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
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU calls for enhanced income tax disclosure requirements surrounding the tabular rate reconciliation and income taxes paid. The Company is currently compiling the information required for these disclosures. These incremental disclosures will be required beginning with the Company’s financial statements for the year ending July 3, 2026, with early adoption permitted. The Company expects to provide any required disclosures at that time.
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
Critical Accounting Estimates
We have prepared the accompanying Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires the use of judgments and estimates that affect the reported amounts of revenues, expenses, assets, and liabilities. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate. If these estimates differ significantly from actual results, the impact to the Consolidated Financial Statements may be material. Our accounting policies are fully described in Part II, Item 8., Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Revenue
We provide distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions. We also provide resellers and OEMs with other sales incentive programs. We record estimates of variable consideration related to these items as a reduction of revenue at the time of revenue recognition. We use judgment in our assessment of variable consideration in contracts to be included in the transaction price. We use the expected value method to arrive at the amount of variable consideration. We constrain variable consideration until the likelihood of a significant revenue reversal is not probable and believe that the expected value method is the appropriate estimate of the amount of variable consideration based on the fact that we have a large number of contracts with similar characteristics.
For sales to OEMs, our methodology for estimating variable consideration is based on the amount of consideration expected to be earned based on the OEMs’ volume of purchases from agreed-upon sales incentive programs. For sales to resellers, the methodology for estimating variable consideration is based on several factors, including historical pricing information, current pricing trends and channel inventory levels. Estimating the impact of these factors requires significant judgment and differences between the estimated and actual amounts of variable consideration can be significant.
Inventories
We value inventories at the lower of cost or net realizable value, or “NRV,” with cost determined on a first-in, first-out basis. We record inventory write-downs of our inventory to the lower of cost or net realizable value or for obsolete or excess inventory based on assumptions, which requires significant judgment. The determination of NRV involves estimating the average selling prices less any selling expenses of inventory based on market conditions and customer demand. To estimate the average selling prices and selling expenses of inventory, we review historical sales, future demand, economic conditions, contract prices and other information.

We periodically perform an excess and obsolete analysis of our inventory based on assumptions, which includes changes in business and economic conditions, changes in technology and projected demand of our products. If in any period we anticipate a change in those assumptions to be less favorable than our previous estimates, additional inventory write-downs may be required and could materially and negatively impact our gross margin. If in any period, we can sell inventories that had been written down to a level below the realized selling price in the previous period, higher gross profit would be recognized in that period. Although adjustments to these reserves have typically been immaterial, in 2024, we recorded a charge to cost of revenue of $95 million, primarily to reduce component inventory to NRV as a result of a sudden change in demand for certain products. Adjustments to the reserve in 2025 were immaterial.
Goodwill
Goodwill attributed to us represents the amount by which the purchase price of businesses acquired in a business combination exceeded the estimated fair value of acquired net assets.
Goodwill is not amortized. Instead, it is tested for impairment at least annually, as of the beginning of the Company’s fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. We use qualitative factors to determine whether goodwill is more-likely-than-not impaired and whether a quantitative test for impairment is considered necessary. If we conclude from the qualitative assessment that goodwill is more-likely-than-not impaired, we are required to perform a quantitative assessment to determine the amount of impairment.
We are required to use judgment when assessing goodwill for impairment, including evaluating the impact of industry and macroeconomic conditions and the determination of the fair value of the reporting unit. In addition, the estimates and assumptions used to determine the fair value as well as the actual carrying value may change based on future changes in our results of operations, macroeconomic conditions, or other factors. Changes in these estimates and assumptions could materially affect our assessment of the fair value and goodwill impairment. In addition, if negative macroeconomic conditions continue or worsen, goodwill could become impaired, which could result in an impairment charge and materially adversely affect our financial condition and results of operations.
Subsequent to the completion of the separation in February 2025, we identified potential impairment indicators related to macroeconomic indicators, industry developments, the trading price of our common stock and resulting market capitalization that warranted a quantitative impairment analysis of long-lived assets and goodwill.
Subsequently, we performed a quantitative test, which indicated that the carrying value of our reporting unit exceeded its estimated fair value, resulting in the recognition of a $1.8 billion impairment charge during the third quarter of the year ended June 27, 2025 which was recorded in the accompanying Consolidated Statements of Operations.
We performed a qualitative impairment test on the first day of the fourth fiscal quarter, which did not indicate that goodwill was more-likely-than-not impaired. As a result, no additional quantitative analysis was required and no additional impairment charge was recorded during the fiscal year ended June 27, 2025, other than as stated above.
The tests for goodwill and long-lived asset impairment are further explained in Part II, Item 8., Note 5, Supplemental Financial Statement Data of the Notes to the Consolidated Financial Statements. Determining the fair value used in our impairment calculations involves using significant estimates and assumptions, including revenue forecasts, terminal growth rate, tax rate, and a weighted average cost of capital adjusted for company-specific risk. These estimates and assumptions are based on the most current information available to the Company, and there is no assurance that these estimates and assumptions will accurately predict future outcomes. If our assumptions are not realized, or if any of these assumptions change due to changes in economic conditions, our results of operations, or other factors, it is possible that an additional impairment charge may be recorded.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
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
We have performed sensitivity analyses as of June 27, 2025, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at June 27, 2025. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $85 million at June 27, 2025.
During 2025, 2024 and 2023, total net realized and unrealized transaction and foreign exchange contract currency losses were $29 million, $4 million, and $5 million, respectively, to our Consolidated Financial Statements.
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
Interest Rate Risk
We held variable rate debt. As of June 27, 2025, our variable rate debt outstanding consisted of our Term Loan Facility, which is based on various index rates as discussed further in Part II, Item 8., Note 8, Debt of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. As of June 27, 2025, the outstanding balance on our variable rate debt was approximately $1.9 billion and a one percent increase in the variable rate of interest would increase our annual interest expense by $19 million.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Sandisk Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sandisk Corporation and subsidiaries (the Company) as of June 27, 2025 and June 28, 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended June 27, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 27, 2025 and June 28, 2024, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended June 27, 2025, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of variable consideration for sales to resellers
As discussed in Note 1 to the consolidated financial statements, the Company provides resellers with price protection for inventories held by resellers at the time of published list price reductions and other sales incentive programs. The Company records estimated variable consideration related to these items as a reduction to revenue at the time of revenue recognition. The Company uses judgment in its assessment of variable consideration in contracts to be included in the transaction price. For sales to resellers, the Company’s methodology for estimating variable consideration is based on several factors, including historical pricing information, current pricing trends, and channel inventory levels.

We identified the assessment of variable consideration for sales to resellers as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the Company’s assumptions for historical pricing information and the level of channel inventory used to estimate variable consideration for sales to resellers as minor changes in these assumptions could cause significant changes in the estimate.
The following are the primary procedures we performed to address this critical audit matter. To assess the reasonableness of the estimated variable consideration for sales to resellers, we developed an independent expectation of the variable consideration for sales to resellers based on historically recorded payments and issued credits and then compared our expectation to the estimated variable consideration recorded.

We have served as the Company’s auditor since 2023.
Irvine, California
August 20, 2025

SANDISK CORPORATION CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	June 27, 2025	June 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,481	$328
Accounts receivable, net	1,068	935
Inventories	2,079	1,955
Income tax receivable	66	7
Other current assets	392	221
Notes due from Western Digital Corporation	—	102
Total current assets	5,086	3,548
Property, plant and equipment, net	619	791
Notes receivable and investments in Flash Ventures	654	1,001
Goodwill	4,999	7,207
Deferred tax assets	58	96
Income tax receivable, non-current	80	11
Other non-current assets	1,489	852
Total assets	$12,985	$13,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$366	$357
Accounts payable to related parties	400	313
Accrued expenses	425	424
Accrued compensation	173	195
Income tax payables	43	20
Notes due to Western Digital Corporation	—	814
Current portion of long-term debt	20	—
Total current liabilities	1,427	2,123
Deferred tax liabilities	17	15
Long-term debt	1,829	—
Other liabilities	496	286
Total liabilities	3,769	2,424
Commitments and contingencies (Notes 10, 11, 14 and 16)
Shareholders’ equity:
Common stock, $0.01 par value; authorized — 450 shares; issued and outstanding — 146 shares	$1	$—
Additional paid-in capital	11,248	—
Accumulated deficit	(1,784)	—
Accumulated other comprehensive loss	(249)	(452)
Net investment from Western Digital Corporation	—	11,534
Total shareholders’ equity	9,216	11,082
Total liabilities and shareholders’ equity	$12,985	$13,506
The accompanying notes are an integral part of these Consolidated Financial Statements.

SANDISK CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended
	June 27, 2025	June 28, 2024	June 30, 2023
Revenue, net	$7,355	$6,663	$6,086
Cost of revenue	5,143	5,591	5,656
Gross profit	2,212	1,072	430
Operating expenses:
Research and development	1,132	1,061	1,167
Selling, general and administrative	573	455	558
Goodwill impairment	1,830	—	671
Business separation costs	67	64	—
Employee termination and other	21	(40)	69
Gain on business divestiture	(34)	—	—
Total operating expenses	3,589	1,540	2,465
Operating loss	(1,377)	(468)	(2,035)
Interest and other income (expense), net:
Interest income	22	12	21
Interest expense	(63)	(40)	(31)
Other income (expense), net	(61)	(7)	43
Total interest and other income (expense), net	(102)	(35)	33
Loss before taxes	(1,479)	(503)	(2,002)
Income tax expense	162	169	141
Net loss	$(1,641)	$(672)	$(2,143)

Net loss per common share:
Basic and diluted	$(11.32)	$(4.63)	$(14.78)

Weighted average shares outstanding:
Basic and diluted	145	145	145
The accompanying notes are an integral part of these Consolidated Financial Statements.

SANDISK CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Year Ended
	June 27, 2025	June 28, 2024	June 30, 2023
Net loss	$(1,641)	$(672)	$(2,143)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	10	(43)	(35)
Net unrealized gain (loss) on derivative contracts	222	(87)	128
Total other comprehensive income (loss), before tax	232	(130)	93
Income tax benefit (expense) related to items of other comprehensive income (loss), before tax	(19)	21	(29)
Other comprehensive income (loss), net of tax	213	(109)	64
Total comprehensive loss	$(1,428)	$(781)	$(2,079)
The accompanying notes are an integral part of these Consolidated Financial Statements.

SANDISK CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	June 27, 2025	June 28, 2024	June 30, 2023
Cash flows from operating activities
Net loss	$(1,641)	$(672)	$(2,143)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	163	224	448
Stock-based compensation	182	149	165
Goodwill impairment	1,830	—	671
Deferred income taxes	(12)	(16)	(81)
Asset Impairment	—	4	1
Gain on disposal of assets	(1)	(60)	—
Non-cash portion of impairment of cost method investments	1	—	—
Unrealized foreign exchange (gain) loss	(25)	13	(37)
Gain on business divestiture	(34)	—	—
Amortization of debt issuance costs and discounts	3	—	—
Equity loss in investees, net of dividends received	74	49	(45)
Gain on sale of investments	—	(1)	(3)
Other non-cash operating activities, net	23	87	114
Settlement of accrued interest on Notes due to Western Digital Corporation	(99)	—	—
Changes in:
Accounts receivable, net	(100)	(395)	750
Inventories	(160)	314	(277)
Accounts payable	93	32	(124)
Accounts payable to related parties	(23)	21	(23)
Accrued expenses	13	(51)	(104)
Accrued compensation	21	99	(56)
Other assets and liabilities, net	(224)	(106)	31
Net cash provided by (used in) operating activities	84	(309)	(713)
Cash flows from investing activities
Purchases of property, plant and equipment	(204)	(166)	(219)
Proceeds from the sale of property, plant and equipment	—	137	—
Proceeds from dispositions of business	401	—	—
Notes receivable issuances to Flash Ventures	(333)	(243)	(627)
Notes receivable proceeds from Flash Ventures	515	482	641
Distributions from Flash Ventures	176	—	—
Strategic investments and other, net	1	—	16
Net cash provided by (used in) investing activities	556	210	(189)
Cash flows from financing activities
Issuance of stock under employee stock plans	5	—	—
Taxes paid on vested stock awards under employee stock plans	(13)	—	—
Proceeds from debt	1,970	—	—
Repayments of debt	(100)	—	—
Debt issuance costs	(32)	—	—
Proceeds from borrowings on Notes due to Western Digital Corporation	550	—	54
Proceeds from principal repayments on Notes due from Western Digital Corporation	101	14	216
Repayments of principal on Notes due to Western Digital Corporation	(76)	(102)	(86)
Transfers from (to) Western Digital Corporation	(1,887)	394	676
Origination of Notes due from Western Digital Corporation	—	(170)	—
Net cash provided by financing activities	518	136	860
Effect of exchange rate changes on cash	(5)	(1)	(1)
Net increase (decrease) in cash and cash equivalents	1,153	36	(43)
Cash and cash equivalents, beginning of year	328	292	335
Cash and cash equivalents, end of year	$1,481	$328	$292

Supplemental disclosure of cash flow information:
Cash paid for interest	$139	$12	$7
Cash received for interest	2	10	12
Cash paid for income taxes	50	—	—
Non-cash transfers of:
Notes due to (from) Western Digital Corporation	1,223	(113)	(316)
Other assets and liabilities, net, from Western Digital Corporation	105	—	—
Contribution of equity interest in Unis Venture from Western Digital Corporation	61	—	—
Property, plant and equipment from Western Digital Corporation	27	11	18
Tax balances from (to) Western Digital Corporation	8	(17)	(2)
Tax indemnification liability to Western Digital Corporation	(112)	—	—
The accompanying notes are an integral part of these Consolidated Financial Statements.

SANDISK CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Investment from Western Digital Corporation	Total
Balance at July 01, 2022	—	$—	$—	$—	$(407)	$13,384	$12,977
Net loss	—	—	—	—	—	(2,143)	(2,143)
Foreign currency translation adjustment	—	—	—	—	(35)	—	(35)
Net unrealized gain on derivative contracts	—	—	—	—	99	—	99
Stock-based compensation	—	—	—	—	—	165	165
Net transfer from Western Digital Corporation	—	—	—	—	—	376	376
Balance at June 30, 2023	—	—	—	—	(343)	11,782	11,439
Net loss	—	—	—	—	—	(672)	(672)
Foreign currency translation adjustment	—	—	—	—	(43)	—	(43)
Net unrealized loss on derivative contracts	—	—	—	—	(66)	—	(66)
Stock-based compensation	—	—	—	—	—	149	149
Net transfer from Western Digital Corporation	—	—	—	—	—	275	275
Balance at June 28, 2024	—	—	—	—	(452)	11,534	11,082
Net income / (loss)	—	—	—	(1,784)	—	143	(1,641)
Net transfers to Western Digital Corporation, including spin-off-related adjustments	—	—	—	—	(10)	(602)	(612)
Issuance of common stock and reclassification of net transfers from Western Digital Corporation	145	1	11,189	—	—	(11,190)	—
Employee stock plans	1	—	(8)	—	—	—	(8)
Foreign currency translation adjustment	—	—	—	—	10	—	10
Net unrealized gain on derivative contracts	—	—	—	—	203	—	203
Stock-based compensation			67			115	182
Balance at June 27, 2025	146	$1	$11,248	$(1,784)	$(249)	$—	$9,216
The accompanying notes are an integral part of these Consolidated Financial Statements.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization, Basis of Presentation and Summary of Significant Accounting Policies
Description of the Company
Sandisk Corporation (“Sandisk, or ” the “Company”) is a leading developer, manufacturer and provider of data storage devices and solutions based on NAND flash technology. With a differentiated innovation engine driving advancements in storage and semiconductor technologies, Sandisk’s broad and ever-expanding portfolio delivers powerful flash storage solutions for AI workloads in datacenters, edge devices, and consumers. Sandisk’s technologies enable everyone from students, gamers, and home offices to the largest enterprises and public clouds to produce, analyze, and store data. The Company’s solutions include a broad range of solid state drives, embedded products, removable cards, universal serial bus drives and wafers and components. The Company’s broad portfolio of technology and products addresses multiple end markets of “Cloud,” “Client” and Consumer.” The Company operates primarily in the United States (“U.S.”), and also internationally, with a significant concentration in the Asia Pacific region.
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
WDC executed the spin-off of the Company through WDC’s pro rata distribution of 116,035,464, or 80.1%, of the Company’s outstanding shares of common stock to holders of WDC’s common stock as of the close of business on February 21, 2025. Each WDC stockholder received one-third (1/3) of one share of the Company’s common stock for each share of WDC’s common stock held by such WDC stockholder as of February 12, 2025, the record date of the distribution. Upon completion of the separation, WDC owned 28,827,787 or 19.9% of the shares of the Company’s common stock. On June 6, 2025, WDC disposed of 21,314,768 or 14.6% of the Company’s common stock through an exchange of Sandisk’s common stock for WDC debt held by WDC creditors.
In connection with the separation, on February 21, 2025, the Company entered into definitive agreements with WDC that set forth the terms and conditions of the spin-off and provided a framework for the relationship between WDC and the Company following the separation. These agreements include the Separation and Distribution Agreement, which contains certain key provisions related to the spin-off, as well as a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, an Intellectual Property Cross-License Agreement, a Transitional Trademark License Agreement, and a Stockholder and Registration Rights Agreement, as described in and filed as Exhibits to the Company’s Current Report on Form 8-K on February 24, 2025 and incorporated by reference to this Annual Report on Form 10-K. Additionally, the Company adopted certain compensation plans filed as Exhibits to the Company’s Registration Statement on Form 10, initially filed with the U.S. Securities and Exchange Commission (“SEC”) on November 25, 2024, and as further amended thereafter and declared effective on January 31, 2025 (as amended, the “Form 10”). The Company also entered into various sublease agreements and established a stock compensation incentive plan in connection with the separation.
On February 21, 2025, in connection with the separation, the Company entered into a $1.5 billion revolving credit facility that remains undrawn to date, and a $2.0 billion term loan facility due in 2032. The Company used a portion of the proceeds received from the term loan facility and cash on hand to make a net distribution payment of $1.5 billion to WDC in exchange for assets, liabilities, and certain legal entities of WDC associated with the Company.
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

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
On February 21, 2025, the Company became a standalone publicly-traded company, and the Company’s financial statements are now presented on a consolidated basis. Prior to the separation, the Company’s historical combined financial information was derived from WDC’s consolidated financial statements and accounting records and prepared as if the Company existed on a standalone basis. The financial statements for all periods presented, including the historical results of the Company prior to February 21, 2025, are now referred to as “Consolidated Financial Statements” and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and policies and practices that are generally accepted in the industry in which it operates. The Company’s significant accounting policies are summarized below.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the preparation of the Consolidated Financial Statements. The accounts of these foreign subsidiaries have been remeasured using the U.S. dollar as the functional currency. Gains or losses resulting from the remeasurement of these accounts from local currencies into U.S. dollars were immaterial to the Consolidated Financial Statements. Financial statements of the Company’s foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for statement of operations items. Translation adjustments are recorded in Accumulated other comprehensive income (loss), a component of shareholders’ equity.
Unless otherwise noted, all figures within the Consolidated Financial Statements are stated in U.S. Dollars and millions.
Periods Prior to the Separation
Prior to the separation on February 21, 2025, the Company was an operating segment of WDC. Consequently, standalone financial statements were not historically prepared for the Company. The accompanying Consolidated Financial Statements were prepared based upon WDC’s historical consolidated financial statements and accounting records. They were presented on a standalone basis as if the Company’s operations had been conducted independently from WDC. The Company utilized allocations and carve-out methodologies to prepare these historical Consolidated Financial Statements. The Consolidated Financial Statements included the historical results of operations, financial position, and cash flows of the Company and were prepared in accordance with GAAP, and the Company adopted accounting policies and practices generally accepted in the industry in which it operates.
Intercompany transactions were eliminated. With the exception of balances associated with lending arrangements reflected within Notes due to (from) Western Digital Corporation in the Consolidated Balance Sheets, transactions between the Company and WDC were generally considered to be effectively settled in the Consolidated Financial Statements at the time the transactions were recorded. The total net effect of the settlement of these transactions was reflected in the Consolidated Statements of Cash Flows as a financing activity and in the Consolidated Balance Sheets as Net investment from Western Digital Corporation. General financing activities included the net impact of any cash movements resulting from WDC’s centralized treasury cash management.
The Consolidated Balance Sheets included all assets and liabilities that were identifiable or otherwise attributable to the Company. Assets and liabilities shared between the Company and WDC were included in the standalone financial statements to the extent that the asset was primarily used by the Company. If the Company was not the primary user of the asset, it was excluded entirely from the Consolidated Financial Statements. WDC historically used a centralized approach to cash management and financing of its operations, as needed. Certain of the Company’s cash was transferred to WDC according to centrally managed cash programs by treasury, and WDC funded the Company’s operating and investing activities, as needed. Cash transfers to and from WDC’s cash management accounts were reflected as a component of the Net investment from Western Digital Corporation in the Consolidated Balance Sheets. Cash and cash equivalents in the Company’s Consolidated Balance Sheets primarily represented cash held locally by entities included in the Company’s Consolidated Financial Statements.
None of the debt obligations of WDC or corresponding interest expense were included in the Consolidated Financial Statements, as the Company was neither the legal obligor nor transferee for any portion of such debt. WDC’s debt obligations were secured by a lien on substantially all assets and properties of WDC and certain key subsidiaries, which included assets and properties of the Company prior to the completion of the separation.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Consolidated Statements of Operations and Comprehensive Income (Loss) included all revenues and costs directly attributable to the Company as well as an allocation of expenses related to facilities, functions, and services provided by WDC. Allocation of general corporate expenses from WDC included, but was not limited to, executive management, finance, tax, legal, information technology, employee benefits administration, treasury, risk management, procurement, and other shared services. These corporate expenses were allocated to the Company based on direct usage or benefit, where identifiable, with the remainder allocated based on headcount, revenue, or other relevant measures. The allocated costs were deemed to be settled between the Company and WDC in the period in which the expense was recorded in the Consolidated Statements of Operations. The Consolidated Statements of Cash Flows present these corporate expenses as cash flows from operating activities, as these costs were incurred by WDC on the Company’s behalf. The Company considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, the Company. The allocations may not, however, reflect the expenses the Company would have incurred as a standalone company for the periods presented. Additionally, these costs may not be indicative of the expenses that the Company will incur in the future or would have incurred if the Company had obtained these services from an unrelated third party. It is not practicable to estimate the actual costs that would have been incurred had the Company been a standalone company during the periods presented. The actual costs that may have been incurred would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by employees, and decisions with respect to areas such as facilities, information technology, and operating infrastructure.
WDC maintains various stock-based compensation plans at a corporate level. Employees of the Company participated in those programs, and a portion of the compensation costs associated with those plans was included in the Company’s Consolidated Statements of Operations for the periods presented in this Annual Report on Form 10-K. Before the spin-off, stock-based compensation expense was included within Net investment from Western Digital Corporation. The amounts presented in the Consolidated Financial Statements are not necessarily indicative of future awards and may not reflect the results that the Company would have experienced as a standalone entity.
Current and deferred income taxes and related tax expenses were determined based on the standalone results of the Company by applying Accounting Standards Codification (“ASC”) No. 740, Income Taxes, to the Company’s operations in each country as if it were a separate taxpayer (i.e., following the “Separate Return Methodology”).
Periods Post Separation
After the separation on February 21, 2025, the Company’s financial statements for the period from February 22, 2025, through June 27, 2025, are consolidated financial statements based on the Company’s reported results as a standalone company. All significant transactions and accounts between controlled entities within the Company were eliminated.
Following the separation, certain functions continue to be provided by or for WDC under the Transition Services Agreement (“TSA”) for up to fifteen months or are being performed using the Company’s own resources or third-party service providers. As of June 27, 2025, charges under the TSA were not material.
Fiscal Year
The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, we report a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal years 2025, 2024, and 2023, which ended on June 27, 2025, June 28, 2024, and June 30, 2023, are each comprised of 52 weeks, with all quarters presented consisting of 13 weeks. Fiscal year 2026 will be comprised of 52 weeks and end on July 3, 2026. Unless otherwise indicated, references herein to specific years and quarters are to fiscal years and fiscal quarters, and references to financial information are on a consolidated basis.
Segment Reporting
The Company develops, manufactures, markets, and sells data storage devices and solutions based on NAND flash technology in the United States (“U.S.”) and in foreign countries through its sales personnel, dealers, distributors, retailers, and subsidiaries. The Company manages and reports its business operations under a single reportable operating segment. Operating segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance.
The Chief Executive Officer, who is the CODM, evaluates the performance of the Company and makes resource allocation decisions for its single reportable operating segment based upon the Company’s consolidated net income (loss). The CODM considers variances of actual performance to forecasted amounts when making decisions. Asset information is not used by the CODM to evaluate performance or allocate resources.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
See Note 9, Segment Reporting, for additional disclosures.
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
Business Separation Costs
The Company has incurred separation and transition costs related to the completion of its separation from WDC. The separation and transition costs are recorded in Business separation costs in the Consolidated Statements of Operations.
Cash Equivalents
The Company’s cash equivalents represent highly liquid investments in money market funds, which are invested in U.S. Treasury securities and U.S. Government agency securities as well as time deposits with original maturities at purchase of three months or less. These deposits are maintained at financial institutions which may exceed U.S. federal insured limits. Cash equivalents are carried at cost which approximates fair value.
Equity Investments
The Company enters into certain strategic investments for the promotion of business and strategic objectives. The equity method of accounting is used if the Company’s ownership interest is greater than or equal to 20.0% but less than a majority or where the Company has the ability to exercise significant influence over operating and financial policies. The Company’s equity in the earnings or losses in equity-method investments is recognized in Other income (expense), net, in the Consolidated Statements of Operations. Equity earnings or losses in the Company’s equity method investments (as defined in Note 10, Related Parties and Related Commitments and Contingencies) are reported on a three-month lag.
If the Company’s ownership interest is less than 20.0% and the Company does not have the ability to exercise significant influence over operating and financial policies of the investee, the Company accounts for these investments at fair value, or if these equity securities do not have a readily determinable fair value, these securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes. These investments are recorded in Other non-current assets in the Consolidated Balance Sheets and are periodically analyzed to determine whether or not impairment indicators exist.
Variable Interest Entities
The Company evaluates its investments and other significant relationships to determine whether any investee is a variable interest entity (“VIE”). If the Company concludes that an investee is a VIE, the Company evaluates its power to direct the activities of the investee, its obligation to absorb the expected losses of the investee and its right to receive the expected residual returns of the investee to determine whether the Company is the primary beneficiary of the investee. If the Company is the primary beneficiary of a VIE, the Company consolidates such entity and reflects the non-controlling interest of other beneficiaries of that entity. For the period presented, the Company determined that it did not have any VIEs that are required to be consolidated.
Fair Value of Financial Instruments
The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value for all periods presented because of the short-term maturity of these assets and liabilities. The carrying value of notes receivable from Flash Ventures (as defined in Note 10, Related Parties and Related Commitments and Contingencies) also approximates fair value for all periods presented because they bear variable market rates of interest. The fair value of investments that are not accounted for under the equity method is based on appropriate market information. The carrying amounts of Notes due to (from) Western Digital Corporation approximate their fair value as the notes were due on demand.
Inventories
The Company values inventories at the lower of cost (first-in, first-out) or net realizable value. Inventory write-downs are recorded for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing estimated demand, inventory on hand, sales levels and other information, and reduces inventory balances to net realizable value for excess and obsolete inventory based on this analysis. Unanticipated changes in technology or customer demand could result in a decrease in demand for one or more of the Company’s products, which may require a write-down of inventory that could materially affect operating results.
Property, Plant and Equipment
Property, plant, and equipment are carried at cost less accumulated depreciation and amortization. The cost of property, plant and equipment is depreciated over the estimated useful lives of the respective assets. The Company’s buildings and improvements are depreciated over periods ranging from fifteen to thirty years. The majority of the Company’s machinery and equipment, software and furniture and fixtures are depreciated on a straight-line basis over a period of two to seven years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms.
Goodwill
Goodwill attributed to the Company represents the amount by which the purchase price of businesses acquired in a business combination exceeded the estimated fair value of acquired net assets.
Goodwill is not amortized. Instead, it is tested for impairment on at least an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. The Company performs an annual impairment test as of the beginning of its fourth quarter or sooner if an indicator of impairment exists. The Company uses qualitative factors to determine whether goodwill is more-likely-than-not impaired and whether a quantitative test for impairment is considered necessary. If the Company concludes from the qualitative assessment that goodwill is more-likely-than-not impaired, the Company is required to perform a quantitative approach to determine the amount of impairment.
The Company is required to use judgment when applying the goodwill impairment test including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units, and determination of the fair value of each reporting unit. In addition, the estimates used to determine the fair value of reporting units may change based on results of operations, macroeconomic conditions or other factors. Changes in these estimates could materially affect the Company’s assessment of the fair value and goodwill impairment.
The Company’s assessment resulted in no impairment of goodwill in 2024. In 2025 and 2023, certain macroeconomic conditions caused the Company to perform a quantitative impairment analysis which resulted in a $1.8 billion and $671 million impairment of goodwill for the years ended June 27, 2025 and June 30, 2023, respectively. See Note 5, Supplemental Financial Statement Data for additional disclosures.
Revenue and Accounts Receivable
The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to the customer. The transaction price to be recognized as revenue is adjusted for variable consideration, such as sales incentives, and excludes amounts collected on behalf of third parties, including taxes imposed by governmental authorities. The Company’s performance obligations are typically not constrained based on the Company’s history with similar transactions and the fact that uncertainties are resolved in a fairly short period of time.
Substantially all of the Company’s revenue is derived from the sale of tangible products for which the performance obligations are satisfied at a point in time, generally upon delivery. The Company’s services revenue mainly includes professional service arrangements and post-contract customer support, warranty as a service and maintenance contracts and was not material for the periods presented. The performance obligations for the Company’s services are generally satisfied ratably over the service period based on the nature of the service provided and contract terms. Similarly, revenue from patent licensing arrangements is recognized based on whether the arrangement provides the customer a right-to-use or right-to-access the IP. Revenue for a right to use arrangement is recognized at the time the control of the license is transferred to the customer. Revenue for a right to access arrangement is recognized over the contract period as the access is provided to the customer. For the sales-based royalty arrangements, the Company estimates and recognizes revenue in the period in which customers’ licensable sales occur.
The Company’s customer payment terms are typically less than two months from the date control over the product or service is transferred to the customer. The Company uses the practical expedient and does not recognize a significant financing component for payment considerations of less than one year.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company provides distributors and retailers, which we refer to collectively as resellers, with limited price protection for inventories held by resellers at the time of published list price reductions. The Company also provides resellers and OEMs with other sales incentive programs. The Company records estimated variable consideration related to these items as a reduction of revenue at the time of revenue recognition. The Company uses judgment in its assessment of variable consideration in contracts to be included in the transaction price. The Company uses the expected value method to arrive at the amount of variable consideration. The Company constrains variable consideration until the likelihood of a significant revenue reversal is not probable and believes that the expected value method is the appropriate estimate of the amount of variable consideration based on the fact that the Company has a large number of contracts with similar characteristics.
For sales to OEMs, the Company’s methodology for estimating variable consideration is based on the amount of consideration expected to be earned based on the OEMs’ volume of purchases from the Company or other agreed-upon sales incentive programs. For sales to resellers, the Company’s methodology for estimating variable consideration is based on several factors including historical pricing information, current pricing trends and channel inventory levels. Differences between the estimated and actual amounts of variable consideration are recognized as adjustments to revenue.
Marketing development program costs are typically recorded as a reduction of the transaction price and, therefore, of revenue. The Company nets sales rebates against open customer receivable balances if the criteria to offset are met, otherwise they are recorded in other accrued liabilities.
For contracts with multiple performance obligations, the Company evaluates whether each deliverable is a distinct promise and should be accounted for as a separate performance obligation. If a promised good or service is not distinct in accordance with the revenue guidance, the Company combines that good or service with the other promised goods or services in the arrangement until a distinct bundle of goods is identified. If applicable, the Company allocates the transaction price to the performance obligations of each distinct product or service, or distinct bundle, based on their relative standalone selling prices.
The Company records an allowance for doubtful accounts by analyzing specific customer accounts and assessing the risk of loss based on insolvency or other collection issues. In addition, the Company routinely analyzes the various receivable aging categories to establish reserves based on a combination of past due receivables and expected future losses. If the financial condition of a significant customer deteriorates resulting in its inability to pay its accounts when due, or if the Company’s overall loss trajectory changes significantly, an adjustment in the Company’s allowance for doubtful accounts would be required, which could materially affect operating results.
Warranty
The Company records an accrual for estimated warranty costs when revenue is recognized. The Company generally warrants its products for a period of one to five years, with a small number of products having a warranty ranging up to ten years or more. The warranty provision considers estimated product failure rates and trends, estimated replacement costs, estimated repair costs which include scrap costs and estimated costs for customer compensatory claims related to product quality issues, if any. For warranties ten years or greater, including lifetime warranties, the Company uses the estimated useful life of the product to calculate the warranty exposure. A statistical warranty tracking model is used to help prepare estimates and assist the Company in exercising judgment in determining the underlying estimates. The statistical tracking model captures specific details on product reliability, such as factory test data, historical field return rates and costs to repair by product type. Management’s judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base warranty estimates. Management reviews the warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross profit and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair and could differ significantly from the estimates.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Litigation and Other Contingencies
When the Company becomes aware of a claim or potential claim, the Company assesses the likelihood of any loss or exposure. The Company discloses information regarding each material claim where the likelihood of a loss contingency is probable or reasonably possible. If a loss contingency is probable and the amount of the loss can be reasonably estimated, the Company records an accrual for the calculated loss exposure. In such cases, there may be an exposure to potential loss in excess of the amount accrued. Where a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, the Company discloses an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible losses is not material to the Company’s financial position, results of operations or cash flows. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. See Note 16, Legal Proceedings for additional disclosures related to the Company’s litigation.
Advertising Expense
Advertising costs are expensed as incurred and amounted to $29 million, $31 million, and $35 million in 2025, 2024 and 2023, respectively. These expenses are included in Selling, general and administrative in the Consolidated Statements of Operations.
Research and Development Expense
Research and Development (“R&D”) expenditures are expensed as incurred.
Income Taxes
Income taxes are calculated as if the Company filed U.S. tax returns on a stand-alone basis separate from WDC for the pre-spin period. The Company accounts for income taxes under the asset and liability method, which provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of assets and liabilities and expected benefits of utilizing net operating loss (“NOL”) and tax credit carryforwards. The Company records a valuation allowance when it is more-likely-than-not that the deferred tax assets will not be realized. Each quarter, the Company evaluates the need for a valuation allowance for its deferred tax assets and adjusts the valuation allowance so that the Company records net deferred tax assets only to the extent that it has concluded it is more-likely-than-not that these deferred tax assets will be realized. The assessment of valuation allowances against the Company’s deferred tax assets requires estimation and significant judgment. The Company continues to assess and adjust its valuation allowance based on operating results and market conditions. The Company accounts for interest and penalties related to income taxes as a component of the provision for income taxes.
The Company recognizes liabilities for uncertain tax positions based on a two-step process. To the extent a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the financial statements. If a position meets the more-likely-than-not level of certainty, it is recognized in the financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. The actual liability for unrealized tax benefits in any such contingency may be materially different from the Company’s estimates, which could result in the need to record additional liabilities for unrecognized tax benefits or potentially adjust previously recorded liabilities for unrealized tax benefits and may materially affect the Company’s operating results.
Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average shares of common stock outstanding during the period and potentially dilutive common shares, including the effect of RSUs, PSUs, and right to purchase shares of common stock under the Company’s Employee Stock Purchase Program (“ESPP”) using the treasury stock method.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-based Compensation Expense
Stock-based compensation represents the cost associated with stock-based awards granted to employees under stock-based compensation plans. The Company establishes stock-based compensation values at the grant date based on the estimated fair value of the award, and recognizes the cost on a straight-line basis over the requisite service period of the employee. The Company grants RSUs and PSUs subject to market conditions. RSUs are typically awarded to employees over a two- to four-year period. Market-conditioned PSUs are granted to employees with vesting conditions based on the Company’s stock price and are cliff-vested at the end of the service period. The fair value of RSUs is determined on the grant date based on the Company’s stock price at that time. The fair value of market-conditioned PSUs awards is determined on the grant date using a Monte Carlo simulation model, which estimates the probability of satisfying the market conditions of the award. Forfeitures are recognized as they occur. Stock-based compensation cost is recorded in Cost of Revenue and Operating Expenses in the Consolidated Statement of Income based on the employees’ respective functions.
Prior to the separation, the Consolidated Statements of Operations included all stock-based compensation expenses for WDC RSU and PSU awards directly attributable to Sandisk’s employees, as well as an allocation of WDC’s corporate and shared functional employees’ expenses. See Note 12, Shareholders’ Equity for additional disclosures.
Other comprehensive income (loss), net of tax
Other comprehensive income (loss), net of tax refers to gains and losses that are recorded as an element of equity but are excluded from net income (loss). The Company’s other comprehensive income (loss), net of tax, is primarily comprised of unrealized gains or losses on foreign exchange contracts designated as cash flow hedges and foreign currency translation.
Derivative Contracts
The majority of the Company’s transactions are in U.S. dollars; however, some transactions are based in various foreign currencies. The Company purchases foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. Substantially all of these contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for speculative or trading purposes. The Company had foreign exchange contracts with commercial banks for European euro, Canadian dollar, Japanese yen, Malaysian ringgit, Korean won and Israeli shekel, which had an aggregate notional amount of $2.5 billion and $2.9 billion at June 27, 2025 and June 28, 2024, respectively.
If the derivative is designated as a cash flow hedge and is determined to be highly effective, the change in fair value of the derivative is initially deferred in Other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts are reported in Cost of revenue and Operating expenses and presented in cash flows from operating activities. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial to the Consolidated Financial Statements for the periods presented.
A change in the fair value of undesignated hedges is recognized in earnings in the period incurred and is reported in Other income (expense), net.
Leases
The Company leases certain domestic and international facilities under long-term, non-cancelable operating leases that expire at various dates through 2039. These leases include no material variable or contingent lease payments. Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate. Operating lease assets also include prepaid lease payments minus any lease incentives. Extension or termination options present in the Company’s lease agreements are included in determining the right-of-use asset and lease liability when it is reasonably certain the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2.    Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands segment reporting requirements, primarily through enhanced disclosures surrounding significant segment expenses. This ASU expands on existing segment reporting requirements to require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity’s CODM, a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. These incremental disclosures are required beginning with the Company’s financial statements for the fiscal year ending 2025. The Company adopted the guidance retrospectively in the fourth quarter of fiscal 2025. See Note 9, Segment Reporting, for additional disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU calls for enhanced income tax disclosure requirements surrounding the tabular rate reconciliation and income taxes paid. The Company is currently compiling the information required for these disclosures. These incremental disclosures will be required beginning with the Company’s financial statements for the year ending July 3, 2026, with early adoption permitted. The Company expects to provide any required disclosures at that time.
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
The Company’s disaggregated revenue information was as follows:

	2025	2024	2023
	(in millions)
Revenue by end market:
Cloud	$960	$325	$500
Client	4,127	4,069	3,637
Consumer	2,268	2,269	1,949
Total revenue	$7,355	$6,663	$6,086

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s operations outside the United States include owned manufacturing facilities in Malaysia, manufacturing operations contracted via related parties in China and Japan, as well as sales offices throughout the Americas, Asia Pacific, Europe and the Middle East. The following tables summarize the Company’s operations by geographic area:

	2025	2024	2023
	(in millions)
Net Revenue(1)
United States	$1,447	$933	$1,133
China	2,040	2,549	2,302
Hong Kong	1,301	1,044	690
Europe, Middle East and Africa	1,280	1,058	930
Rest of Asia	1,116	917	898
Other	171	162	133
Total revenue	$7,355	$6,663	$6,086
(1)Net revenue is attributed to geographic regions based on the ship-to location of the customer. License and royalty revenue is attributed to countries based upon the location of the headquarters of the licensee.
Disaggregated Long-lived Assets
The Company’s long-lived assets, including property, plant and equipment by geographic area, are as follows:

	2025	2024
	(in millions)
Long-lived assets
United States	$93	$77
China	14	249
Malaysia	398	388
Rest of Asia	67	4
Europe, Middle East and Africa	47	73
Total Long-lived assets	$619	$791
Customer Concentration and Credit Risk
The Company sells its products to computer manufacturers and OEMs, cloud service providers, resellers, distributors and retailers throughout the world. For 2025 and 2024 no single customer accounted for more than 10% of the Company’s net revenue. For 2023, one customer accounted for 15% of the Company’s net revenue. For 2025, 2024 and 2023, the Company’s top 10 customers accounted for 40%, 41% and 47% of the Company’s net revenue, respectively.
The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company maintains allowances for potential credit losses, and such losses have historically been within management’s expectations. At any given point in time, the total amount outstanding from any one of a number of its customers may be individually significant to the Company’s financial results. As of June 27, 2025, the Company had net accounts receivable of $1.1 billion, and one customer accounted for approximately 11% of the Company’s outstanding accounts receivable. As of June 28, 2024, the Company had net accounts receivable of $935 million, and one customer accounted for 10% of the Company’s outstanding accounts receivable. Reserves for potential credit losses were not material as of each period end.
The Company also has cash equivalent and investment policies that limit the amount of credit exposure to any one financial institution or investment instrument and requires that investments be made only with financial institutions or in investment instruments evaluated as highly credit-worthy.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplier Concentration
All of the Company’s flash products require silicon wafers for the memory and controller components. Substantially all of the Company’s flash memory wafers are currently supplied from Flash Ventures, and the Company’s controller wafers are all manufactured by third-party sources. The failure of any of these sources to deliver silicon wafers could have a material adverse effect on the Company’s business, financial condition and results of operations. See Note 10, Related Parties and Related Commitments and Contingencies for additional disclosures.
In addition, some key components are purchased from single-source vendors for which alternative sources are currently not available. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. If the Company was unable to procure certain of such materials, the Company’s sales could decline, which could have a material adverse effect upon its results of operations. The Company also relies on third-party subcontractors to assemble and test a portion of its products. The Company does not have long-term contracts with some of these subcontractors and cannot directly control product delivery schedules or manufacturing processes. This could lead to product shortages or quality assurance problems that could increase the manufacturing costs of the Company’s products and have material adverse effects on the Company’s operating results.
Note 4.    Revenues
The Company applies the practical expedients and does not disclose the transaction price allocated to the remaining performance obligations for (i) arrangements with an original expected duration of one year or less, mainly consisting of professional service, support, and maintenance contracts, and (ii) variable consideration for sale-based or usage-based royalties for intellectual property license arrangements, which typically range longer than one year. The remaining performance obligations are mainly attributed to right-to-access patent license arrangements, professional service arrangements, and customer support and service contracts, which will be recognized over their contract period. The transaction price allocated to the remaining performance obligations as of 2025, 2024, and 2023, was not material.
Contract assets represent the Company’s rights to consideration where performance obligations are completed but the customer payments are not due until another performance obligation is satisfied. The Company did not have any contract assets as of June 27, 2025, June 28, 2024, and June 30, 2023. Contract liabilities relate to customers’ payments in advance of performance under the contract and primarily relate to remaining performance obligations under professional service, support, and maintenance contracts. Contract liabilities as of June 27, 2025, June 28, 2024, and June 30, 2023, and changes in contract liabilities during 2025, 2024, and 2023, were not material.
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
Note 5.    Supplemental Financial Statement Data
Goodwill
The following table provides a summary of goodwill activity for the period presented:

(in millions)
Balance at June 28, 2024	$7,207
Divestiture (1)	(382)
Impairment charges	(1,830)
Foreign currency translation adjustment	4
Balance at June 27, 2025	$4,999
(1) On September 28, 2024, the Company sold its majority interest in a subsidiary. See Note 10, Related Parties and Related Commitments and Contingencies for additional disclosures.
Goodwill attributed to the Company represents the historical goodwill balances in WDC’s business arising from acquisitions specific to the Company.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company determined that its single operating segment was also its single reporting unit. Goodwill is not amortized. Instead, it is tested for impairment annually as of the beginning of the Company’s fourth quarter or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company uses qualitative factors to determine whether goodwill is more-likely-than-not impaired and whether a quantitative test for impairment is considered necessary. If the Company concludes from the qualitative assessment that goodwill is more-likely-than-not impaired, the Company is required to perform a quantitative assessment to determine the amount of impairment.
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
The Company performed a recoverability test at the asset group level, which was determined to be equivalent to its reporting unit, to assess potential impairment of long-lived assets. The results of the recoverability test showed that the estimated undiscounted net cash flows to be generated from the use and eventual disposition of the Company’s long-lived assets exceeded its net carrying value. As a result, no write-down of long-lived assets was recognized as of June 27, 2025.
Next, the Company performed a quantitative test by measuring the fair value of its reporting unit based on a weighing of two valuation methodologies: an income approach and a market approach.
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
The results of the quantitative test indicated that the carrying value of the Company’s reporting unit exceeded its estimated fair value, resulting in the recognition of a $1.8 billion impairment charge during the third quarter of the year ended June 27, 2025 which was recorded in the accompanying Consolidated Statements of Operations.
The Company’s policy is to perform an annual impairment test on the first day of the fourth fiscal quarter. The Company performed a qualitative analysis, which did not indicate that goodwill was more-likely-than-not impaired. As a result, no additional quantitative analysis was required and no additional impairment charge was recorded during the fiscal year ended June 27, 2025.
For the year ended June 28, 2024, there were no impairment charges recorded. For the year ended June 30, 2023, the Company recorded an impairment charge of $671 million.
Accounts receivable, net
Prior to the separation, from time to time and in connection with factoring agreements, WDC sold certain of the Company’s trade accounts receivable without recourse to third-party purchasers in exchange for cash.
During the year ended June 27, 2025, there were no trade accounts receivable sold by WDC or the Company. In 2024 and 2023, WDC sold trade accounts receivable of the Company and received cash proceeds of $339 million and $370 million, respectively. The discounts on the trade accounts receivable sold during the period were not material and were recorded in Other expense, net, in the Consolidated Statements of Operations. There were no factored receivables outstanding as of June 27, 2025 and June 28, 2024.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Inventories

	2025	2024
	(in millions)
Inventories:
Raw materials and component parts	$1,517	$1,398
Work-in-process	262	237
Finished goods	300	320
Total inventories	$2,079	$1,955
Property, plant and equipment, net

	2025	2024
	(in millions)
Property, plant and equipment:
Land	$10	$10
Machinery and equipment	1,480	2,340
Buildings and improvements	390	397
Computer equipment and software	176	123
Furniture and fixtures	18	16
Construction-in-process	51	108
Property, plant and equipment, gross	2,125	2,994
Accumulated depreciation	(1,506)	(2,203)
Property, plant and equipment, net	$619	$791
Depreciation expense for property, plant and equipment totaled $163 million, $224 million, and $315 million in 2025, 2024, and 2023, respectively.
Intangible assets
Intangibles are amortized over the estimated useful life based on the pattern in which the economic benefits are expected to be received. As of June 27, 2025 and June 28, 2024, all finite-lived intangible assets were fully amortized. During 2023, the Company recognized intangible amortization charges of $133 million.
Product warranty liability
Changes in the warranty accrual were as follows:

	2025	2024	2023
	(in millions)
Warranty accrual, beginning of period	$48	$42	$52
Charges to operations	27	28	30
Utilization	(35)	(34)	(26)
Changes in estimate related to pre-existing warranties	4	12	(14)
Warranty accrual, end of period	$44	$48	$42

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The current portion of the warranty accrual was classified in Accrued expenses and the long-term portion was classified in Other liabilities as noted below:

	2025	2024
	(in millions)
Warranty accrual:
Current portion	$22	$27
Long-term portion	22	21
Total warranty accrual	$44	$48
Other liabilities

	2025	2024
	(in millions)
Other liabilities:
Non-current lease liability	$193	$171
Non-current net tax payable	131	56
Tax indemnification liability	110	—
Other non-current liabilities	62	59
Total other liabilities	$496	$286
In connection with the separation, the Company recorded an initial $112 million liability to indemnify WDC as a result of the Tax Matters Agreement entered into between the parties. The indemnification pertains to certain WDC tax positions where the underlying issues are determined to be related to the Company’s business before the spin-off. As WDC receives tax assessments, settles with tax authorities, or when the statute of limitation lapses, the indemnification liabilities will be reassessed and adjusted accordingly. This liability was subsequently reduced by approximately $2 million reflecting the outstanding balance as of June 27, 2025.
Accumulated other comprehensive loss
Accumulated other comprehensive loss (“AOCL”), net of tax, refers to expenses, gains, and losses that are recorded as an element of equity but are excluded from net income. The components of AOCL were as follows:

	Foreign Currency Translation Adjustment	Unrealized Income (Losses) on Derivative Contracts	Total Accumulated Comprehensive Loss
	(in millions)
Balance at June 30, 2023	$(165)	$(178)	$(343)
Other comprehensive loss	(43)	(87)	(130)
Income tax benefit related to items of other comprehensive loss	—	21	21
Net current-period other comprehensive loss	(43)	(66)	(109)
Balance at June 28, 2024	$(208)	$(244)	$(452)
Other comprehensive income	10	222	232
Income tax expense related to items of other comprehensive income	—	(19)	(19)
Net current-period other comprehensive income	10	203	213
Net transfer to Western Digital Corporation	(4)	(6)	(10)
Balance at June 27, 2025	$(202)	$(47)	$(249)
During the years ended June 27, 2025 and June 28, 2024 the amounts reclassified out of AOCL included losses of $189 million and $215 million related to foreign exchange contracts. The losses related to foreign contracts were substantially all charged to Cost of revenue in the Consolidated Statements of Operations.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 27, 2025, substantially all existing net losses related to cash flow hedges recorded in AOCL are expected to be reclassified to earnings within the next twelve months.
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
The following tables present information about the Company’s financial instruments that were measured at fair value on a recurring basis for the periods presented and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	June 27, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$751	$—	$—	$751
Foreign exchange contracts (included in Other current assets)	—	17	—	17
Total assets at fair value	$751	$17	$—	$768
Liabilities:
Foreign exchange contracts (included in Accrued expenses)	$—	$22	$—	$22
Total liabilities at fair value	$—	$22	$—	$22

	June 28, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$28	$—	$—	$28
Foreign exchange contracts (included in Other current assets)	—	7	—	7
Total assets at fair value	$28	$7	$—	$35
Liabilities:
Foreign exchange contracts (included in Accrued expenses)	$—	$179	$—	$179
Total liabilities at fair value	$—	$179	$—	$179
Money Market Funds. The Company’s money market funds are funds invested in U.S. Treasury and U.S. Government agency securities. Money market funds are valued based on quoted market prices.
Foreign Exchange Contracts. The Company’s foreign exchange contracts are short-term contracts to hedge the Company’s foreign currency risk. Foreign exchange contracts are valued using an income approach that is based on the present value of a future cash flows model. The market-based observable inputs for the model include forward rates and credit default swap rates. See Note 7, Derivative Instruments and Hedging Activities for additional disclosures.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the periods presented, the Company had no transfers of financial instruments between levels, and there were no changes in valuation techniques or the inputs used in the fair value measurement.
Financial Instruments Not Carried at Fair value
Financial instruments not recorded at fair value on a recurring basis (debt) had an estimated fair value of $1.9 billion as of June 27, 2025. The fair value of the debt was determined based on observable market prices in less active markets. See Note 8, Debt for additional disclosures.
Note 7.    Derivative Instruments and Hedging Activities
As of June 27, 2025, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed twelve months. As of June 27, 2025, the Company did not have any derivative contracts with credit-risk-related contingent features.
Changes in the fair values of the non-designated foreign exchange contracts are recognized in Other income (expense), net, and are largely offset by corresponding changes in the fair values of the foreign currency-denominated monetary assets and liabilities. For 2025, 2024, and 2023, total net realized and unrealized transactions and foreign exchange contract currency losses were $29 million, $4 million, and $5 million respectively.
Unrealized gains or losses on designated cash flow hedges are recognized in AOCL. See Note 5, Supplemental Financial Statement Data—Accumulated other comprehensive loss for additional disclosures.
Note 8.    Debt
Loan Agreement
Debt consisted of the following:

	June 27, 2025	June 28, 2024
	(in millions)
Variable interest rate Term Loan Facility maturing 2032	$1,900	$—
$1.5B Revolving Credit Facility maturing 2030	—	—
Total Debt	1,900	—
Unamortized Issuance Costs	51	—
Subtotal	1,849	—
Less: current portion of long-term debt	20	—
Long term debt	$1,829	$—
On February 21, 2025, the Company entered into a Loan Agreement (the “Loan Agreement”) by and among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other parties party thereto. The Loan Agreement comprises a term loan B facility in the principal amount of $2.0 billion (the “Term Loan Facility”) and a revolving credit facility in the principal amount of $1.5 billion (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”).
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

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On February 21, 2025, the Company borrowed $2.0 billion under its Term Loan Facility. The Company used a portion of the proceeds of the borrowing to make a net distribution payment of $1.5 billion to WDC, with the remainder to be used for general corporate purposes of the Company. The Revolving Credit Facility may be borrowed by the Company from time to time for general corporate purposes.
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
Term Loan Facility
The Term Loan Facility bears interest, at the Company’s option, at (x) the Adjusted Term SOFR Rate (as defined in the Loan Agreement) plus an interest rate margin of 3.00% per annum or (y) a base rate plus an interest rate margin of 2.00% per annum. The selection of the interest rate index determines the interest payment frequency, which is either monthly or quarterly. The Company may elect the applicable rate at the beginning of each interest period, subject to the terms of the agreement.
The outstanding principal balance of the Term Loan Facility is required to be repaid in quarterly installments beginning on June 27, 2025, in an aggregate amount equal to 0.25% of the aggregate principal amount of the Term Loan Facility and a final payment comprised of all principal and interest due and payable at maturity on February 20, 2032.
The annualized interest rate for Term Loan Facility as of June 27, 2025 was 7%. During the year ending June 27, 2025, the Company made scheduled and voluntary payments totaling $100 million.
In connection with the issuance of the Term Loan Facility, the Company recognized issuance costs of $54 million, which will be amortized to Interest expense over the life of the facility.
For the year ended June 27, 2025, the total interest expense was $51 million and amortization of issuance cost was $3 million.
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
The Loan Agreement also includes a financial covenant, which is solely for the benefit of the lenders under the Revolving Credit Facility, that requires the Company to maintain a maximum Leverage Ratio (as defined in the Loan Agreement). As of June 27, 2025, the Company was in compliance with the financial covenant.
As of June 27, 2025, the Company had no outstanding standby letters of credit, and the available capacity under the Revolving Credit Facility was $1.5 billion.
For the year ended June 27, 2025, the total commitment fee expense was $2 million and amortization of issuance costs was $1 million.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maturity of Debt
As of June 27, 2025, the Company is subject to required principal payment as follows:

Contractual Maturity
(in millions)
Fiscal year:
2026	$20
2027	20
2028	20
2029	20
2030	20
2031 and thereafter	1,800
Total debt maturities	1,900
Issuance costs	(51)
Net carrying value	$1,849
Subsequent to the June 27, 2025 fiscal year end, on August 4, 2025, the Company made a voluntary $100 million payment on its Term Loan Facility.
Note 9.    Segment Reporting
The following table presents the revenue, costs of revenue, operating expenses, and operating income (loss) of the Company’s reportable operating segment under its internal management reporting system, along with a reconciliation to consolidated net income (loss) before taxes. This presentation aligns with how the CODM evaluates performance and allocates resources.

	Year Ended
	June 27, 2025	June 28, 2024	June 30, 2023
	(in millions)
Revenue	$7,355	$6,663	$6,086
Costs of revenue (1)	(5,127)	(5,607)	(5,637)
Operating expenses (1)	(1,539)	(1,365)	(1,425)
Stock-based compensation expenses	(182)	(149)	(165)
Amortization of acquired intangible assets	—	—	(133)
Employee termination and other	(21)	40	(69)
Goodwill impairment	(1,830)	—	(671)
Business separation costs	(67)	(64)	—
Strategic review	—	(20)	(20)
Gain on business divestiture	34	—	—
Recoveries of contamination related charges	—	36	—
Other	—	(2)	(1)
Total interest and other income (expense), net	(102)	(35)	33
Income tax expense	(162)	(169)	(141)
Net loss	$(1,641)	$(672)	$(2,143)
(1) For the management view, Costs of revenue excludes stock-based compensation and Operating expenses excludes stock-based compensation, amortization of intangibles, employee termination, goodwill impairment, business separation/strategic review costs, gain on business divestiture and recoveries of contamination-related charges, that are presented separately in the table above.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10.    Related Parties and Related Commitments and Contingencies
Flash Ventures
The Company procures substantially all of its flash-based memory wafers from its business ventures with Kioxia Corporation (“Kioxia”), which consists of three separate legal entities: Flash Partners Ltd. (“Flash Partners”), Flash Alliance Ltd. (“Flash Alliance”) and Flash Forward Ltd. (“Flash Forward”), collectively referred to as “Flash Ventures.” The Company has a 49.9% ownership interest and Kioxia has a 50.1% ownership interest in each of these entities. Through Flash Ventures, the Company and Kioxia collaborate in the development and manufacture of flash-based memory wafers, which are manufactured by Kioxia at its wafer fabrication facilities located in Japan using semiconductor manufacturing equipment individually owned or leased by each Flash Ventures entity. Each Flash Ventures entity purchases wafers from Kioxia at cost and then resells those wafers to the Company and Kioxia at cost plus a markup.
Flash Partners. Flash Partners was formed in 2004 in connection with the construction of Kioxia’s “Y3” 300-millimeter wafer fabrication facility located in Yokkaichi, Japan.
Flash Alliance. Flash Alliance was formed in 2006 in connection with the construction of Kioxia’s “Y4” 300-millimeter wafer fabrication facility located in Yokkaichi, Japan.
Flash Forward. Flash Forward was formed in 2010 in connection with the construction of Kioxia’s “Y5” 300-millimeter wafer fabrication facility located in Yokkaichi, Japan. Y5 was built in two phases of approximately equal size.
New Y2. The Company has a facility agreement with Kioxia related to the construction and operation of Kioxia’s “New Y2” 300-millimeter wafer fabrication facility located in Yokkaichi, Japan. New Y2 primarily provided additional clean room space to convert a portion of 2-dimensional (“2D”) flash-based wafer production capacity to 3-dimensional (“3D”) flash-based wafer production capacity. Production of flash-based wafers in New Y2 started in 2016.
Y6. The Company also has a facility agreement with Kioxia related to the construction and operation of Kioxia’s “Y6” 300-millimeter wafer fabrication facility in Yokkaichi, Japan. Y6 is primarily intended to provide clean room space to continue the transition of existing 2D flash-based wafer capacity to 3D flash-based wafer production capacity. Production of flash-based wafers in Y6 started in 2018.
K1. The Company also has a facility agreement with Kioxia related to the construction and operation of Kioxia’s “K1” 300-millimeter wafer fabrication facility in Kitakami, Japan. The primary purpose of K1 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer technology nodes. Production of flash-based wafers in K1 started in 2019.
Y7. In January 2022, the Company entered into additional agreements regarding Flash Ventures’ investment in a new wafer fabrication facility in Yokkaichi, Japan, referred to as “Y7”. The primary purpose of Y7 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer flash technology nodes. Production of flash-based wafers in Y7 started in 2022.
K2. In June 2024, the Company entered into additional agreements regarding Flash Ventures’ investment in a new wafer fabrication facility in Kitakami, Japan, referred to as “K2”. The primary purpose of K2 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer flash technology nodes. Output from K2 is expected to begin in the first half of 2026.
In connection with the construction of these facilities, the Company makes prepayments toward future building depreciation. In connection with the start-up of the K1, Y7 and K2 facilities, the Company has made prepayments over time, and as of June 27, 2025, $946 million, with $131 million recorded in Other current assets and $815 million recorded in Other non-current assets in the Consolidated Balance Sheets, remain to be credited against future building depreciation charges. As of June 27, 2025, the Company is also committed to making additional building depreciation prepayments of $264 million, based on the Japanese yen to U.S. dollars exchange rate of ¥144.73 as of such date, payable as follows: $32 million in 2026, $121 million in 2027, $97 million in 2028 and $14 million in 2029. As of June 27, 2025, in addition to the requirements to make building depreciation prepayments, the Company will also make payments for building depreciation of approximately $209 million at varying dates through fiscal 2035.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company accounts for its ownership position of each entity within Flash Ventures under the equity method of accounting. The financial and other support provided by the Company in all periods presented was either contractually required or the result of a joint decision to expand wafer capacity, transition to new technologies or refinance existing equipment lease commitments. Entities within Flash Ventures are VIEs. The Company evaluated whether it is the primary beneficiary of any of the entities within Flash Ventures for all periods presented and determined that it is not the primary beneficiary of any of the entities within Flash Ventures because it does not have a controlling financial interest in any of those entities. In determining whether the Company is the primary beneficiary, the Company analyzed the primary purpose and design of Flash Ventures, the activities that most significantly impact Flash Ventures’ economic performance, and whether the Company had the power to direct those activities. The Company concluded, based upon its 49.9% ownership, the voting structure and the manner in which the day-to-day operations are conducted for each entity within Flash Ventures, that the Company lacked the power to direct most of the activities that most significantly impact the economic performance of each entity within Flash Ventures.
The following table presents the notes receivable from, and equity investments in, Flash Ventures for the periods presented:

	June 27, 2025	June 28, 2024
	(in millions)
Notes receivable, Flash Partners	$7	$1
Notes receivable, Flash Alliance	36	5
Notes receivable, Flash Forward	316	485
Investment in Flash Partners	55	148
Investment in Flash Alliance	115	219
Investment in Flash Forward	125	143
Total notes receivable and investments in Flash Ventures	$654	$1,001
During 2025, the Company received distributions from Flash Ventures of $176 million.
During 2025, 2024, and 2023 the Company made net payments to Flash Ventures of $3.4 billion, $3.4 billion, and $4.2 billion respectively, for purchases of flash-based memory wafers and net loans. During 2025, 2024, and 2023 the Company received distributions from Flash Ventures of $176 million, $0 and $0 respectively.
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
As of June 27, 2025, and June 28, 2024, the Company had accounts payable balances due to Flash Ventures of $279 million and $313 million, respectively.
The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at June 27, 2025, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

June 27, 2025
(in millions)
Notes receivable	$359
Equity investments	295
Operating lease guarantees	1,404
Inventory and prepayments	1,326
Maximum estimable loss exposure	$3,384
As of June 27, 2025, the Company’s net equity included undistributed earnings of Flash Ventures of $85 million.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Flash Ventures has historically operated near 100% of its manufacturing capacity. During 2025 and 2024, as a result of flash market conditions, the Company temporarily reduced its utilization of its share of Flash Ventures’ manufacturing capacity to an abnormally low level to more closely align the Company’s flash-based wafer supply with projected demand. In 2025 and 2024 the Company incurred costs of $75 million and $249 million, respectively, associated with the reduction in utilization related to Flash Ventures, which was recorded as a charge to Cost of revenue.
Inventory Purchase Commitments with Flash Ventures. Purchase orders placed with Flash Ventures for up to three months are binding and cannot be canceled.
Research and Development Activities. The Company participates in common R&D activities with Kioxia and is contractually committed to a minimum funding level. R&D commitments due for 2026 are $130 million.
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
The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of June 27, 2025:

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥203	$1,404
The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments, in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of June 27, 2025:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
2026	$507	$124	$631
2027	259	106	365
2028	124	102	226
2029	48	55	103
2030	16	63	79
Total guarantee obligations	$954	$450	$1,404
The Company and Kioxia have agreed to mutually contribute to and indemnify each other and Flash Ventures for environmental remediation costs or liabilities resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments nor recorded any indemnification receivables under any such agreements. As of June 27, 2025, no amounts have been accrued in the Consolidated Financial Statements with respect to these indemnification agreements.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Proceeds from the sale, including working capital adjustments, were $659 million (pre-tax). On October 1, 2024, the Company received an initial pre-tax installment of $262 million. On January 6, 2025, the Company received a second pre-tax installment of $210 million and expects to receive the remaining $187 million pre-tax proceeds in five equal installments of approximately $37 million on September 28 of each year through September 28, 2029. As of June 27, 2025, the outstanding consideration receivable was recognized at its present value of $168 million, with $37 million classified as Other current assets and $131 million classified as Other non-current assets in the Consolidated Balance Sheets. The remaining present value discount of $19 million as of June 27, 2025 will be recognized using the effective interest method over the next five years as Interest income in the Consolidated Statements of Operations.
The Company’s 20% retained interest in SDSS was determined to be valued at $158 million based on the fair value of the total pre-tax consideration received and receivable from JCET for its purchase of its 80% interest in SDSS. The Company accounts for its 20% interest in SDSS as an equity method investment in Other non-current assets in the Consolidated Balance Sheets. The Company’s 20% interest in the earnings of SDSS is recognized one quarter in arrears and is reported in Other income (expense), net in the Consolidated Statements of Operations. As of June 27, 2025, the 20% retained interest in SDSS was valued at $161 million.
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
Subsequent to and in connection with the Transaction, Western Digital Technologies, Inc. (“WDT”) entered into a five-year supply agreement with SDSS (the “Supply Agreement”) to purchase certain flash-based products with a minimum annual commitment of $550 million (the “minimum annual commitment”). On January 10, 2025, the Company and WDT entered into an assignment agreement, pursuant to which, WDT assigned all of its rights and obligations under the Supply Agreement to the Company. The Supply Agreement contains specific penalties the Company must pay if SDSS fails to meet its minimum annual commitment. The Supply Agreement also provides that if SDSS purchases exceed the minimum annual commitment in any of the two years immediately succeeding any annual period where a shortfall penalty has been paid, SDSS shall reimburse the Company an amount not exceeding the previously paid penalty amount. The Supply Agreement expires on September 28, 2029, and automatically renews for additional one-year terms unless earlier terminated by either of the parties. The Company also entered into an agreement to grant SDSS certain intellectual property rights on a royalty-free basis for use in manufacturing products on the Company’s behalf for the term of and under the Supply Agreement. For the year ended June 27, 2025, the Company made purchases of $341 million under the Supply Agreement and had a $121 million accounts payable balance due to SDSS as of June 27, 2025.
The Company also entered into an arrangement to provide certain transition services for a limited period following the closing of the Transaction. Charges under this arrangement were not material.
Unis Venture
On January 24, 2025, the Company and WDC entered into an equity transfer agreement (the “Equity Transfer Agreement”) to transfer WDC’s entire equity interest in its venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, to the Company. The Unis Venture is 48% owned by the Company and 52% owned by Unis. The Unis Venture markets and sells the Company’s products in China.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Prior to the execution of the Equity Transfer Agreement, the Unis Venture was not historically managed as a component of the Company and as such, the related equity method investment was not reflected in the Company’s Consolidated Financial Statements. After the execution of the Equity Transfer Agreement, the Company accounts for its investment in the Unis Venture under the equity method of accounting. The Company’s 48% interest in the earnings of the Unis Venture will be recognized one quarter in arrears from the date the Unis Venture was transferred to the Company and will be reported in Other income (expense), net in the Consolidated Statements of Operations and was not material for the year ended June 27, 2025.
Revenue from products distributed by the Unis Venture is recognized upon sell-through to third-party customers. For the years ended June 27, 2025, June 28, 2024, and June 30, 2023, the Company recognized approximately 1%, 1%, and 2% respectively, of its consolidated revenue on products distributed by the Unis Venture. The outstanding accounts receivable due from the Unis Venture were 1% and 4% of Accounts receivable, net, as of June 27, 2025 and June 28, 2024, respectively.
Related Party Transactions
Separation and Distribution Agreement and Other Related Party Transactions with WDC
As described in Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, on February 21, 2025, in connection with the separation, the Company entered into several agreements that provide a framework for Sandisk’s relationship with WDC after the separation. These include, but are not limited to, the following:
•Separation and Distribution Agreement – The separation and distribution agreement contains key provisions related to the separation of the Company from WDC, including the transfer of assets and assumptions of liabilities. In connection with this agreement, certain assets and liabilities included in the Company’s Consolidated Balance Sheets were retained by WDC and certain assets and liabilities not included in the Company’s Consolidated Balance Sheets were transferred to the Company as of the date of the separation.
Separation-related adjustments resulted in a decrease to net assets and total equity of $0.6 billion and are reflected in the “Net transfers from (to) WDC, including spin-off related adjustments” line item of the Consolidated Statements of Shareholders’ Equity.
•Transition Services Agreement – The TSA governs the provision of transition services from WDC to Sandisk, and from Sandisk to WDC and its affiliates, on an interim, transitional basis following the separation.
For the year ended June 27, 2025, the Company recognized $5 million in expenses related to the TSA, and the Company expects to recognize an additional expense related to the TSA of approximately $4 million during the next twelve months.
•Tax Matters Agreement – The Tax Matters Agreement governs, among other things, WDC’s and the Company’s respective rights, responsibilities and obligations after the spin-off with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. In addition, the Tax Matters Agreement imposes certain restrictions on the Company and its subsidiaries (including restrictions on share issuances, business combinations, sales of assets, and similar transactions) that are designed to preserve the tax-free status of the spin-off and certain related transactions.
As a result of this agreement, the Company recorded a tax indemnification liability of $112 million on February 21, 2025. This liability was subsequently reduced by approximately $2 million reflecting the outstanding balance as of June 27, 2025. The remaining tax indemnification liability of $110 million is classified as Other liabilities in the Consolidated Balance Sheets as of June 27, 2025.
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

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following presents Interest expense and Interest income on notes due to (from) Western Digital Corporation, which were recorded in Interest expense and Interest income in the Consolidated Statements of Operations for the periods presented:

	June 27, 2025	June 28, 2024	June 30, 2023
	(in millions)
Interest expense on notes due to Western Digital Corporation	$7	$6	$16
Interest (income) on notes due from Western Digital Corporation	$(1)	$(37)	$(29)
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
Effective at the beginning of the second quarter of 2025, the Company was operationally separated from the operations that were ultimately retained by WDC following completion of the spin-off transaction. In connection with this operational separation, personnel serving the Company in shared service functions were transferred into legal entities dedicated to the Company, and substantially all assets, liabilities, and contracts pertaining to operations of the Company were transferred to legal entities dedicated to the Company as well. Accordingly, there was a substantial reduction in the pool of shared corporate overhead costs of WDC that were subject to allocation in the second and third quarters of 2025.
The table below summarizes the impact of expense allocations from WDC in the Consolidated Statements of Operations for the periods presented:

	June 27, 2025	June 28, 2024	June 30, 2023
	(in millions)
Research and development	$189	$723	$750
Selling general, and administrative	158	418	452
Business separation costs	50	(40)	61
Employee termination and other charges	5	64	—
Total allocation of Corporate Expenses	$402	$1,165	$1,263
The Company’s historical financial statements do not purport to reflect what results of operations, financial position, equity or cash flows would have been if Sandisk had operated as a standalone company during the periods presented.
Cash Management
Prior to the separation, WDC provided funding for the Company’s operating and investing activities, including pooled cash managed by WDC’s treasury, to fund operating expenses and capital expenditures. WDC also directly collected certain of the Company’s receivables. These activities were reflected as a component of the Net investment from Western Digital Corporation, and this arrangement is not reflective of the manner in which Sandisk would operate on a standalone company separate from WDC during the periods presented.
Western Digital Corporation Net Investment
Prior to the separation, the Net investment from Western Digital Corporation on the Consolidated Balance Sheets represented WDC’s historical investment in the Company, the net effect of transactions with and allocations from WDC, the Company’s retained earnings and the allocation to the Company of cumulative effect adjustments from the adoption of new accounting standards.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Transfers from (to) Western Digital Corporation
A reconciliation of Net transfers from (to) Western Digital Corporation on the Consolidated Statements of Shareholders’ Equity to the corresponding amounts on the Consolidated Statements of Cash Flows is as follows:

	June 27, 2025	June 28, 2024	June 30, 2023
	(in millions)
Net transfers from Western Digital Corporation per Consolidated Statements of Shareholders’ Equity	$(585)	$275	$376
Notes due (to) from Western Digital Corporation	(1,223)	113	316
Other assets and liabilities, net transferred from Western Digital Corporation	(105)	—	—
Unis venture transferred from Western Digital Corporation	(61)	—	—
Property, plant and equipment, net transferred from Western Digital Corporation	(27)	(11)	(18)
Tax balances transferred from Western Digital Corporation	(8)	17	2
Accumulated other comprehensive loss transferred to Western Digital Corporation	10	—	—
Tax indemnification liability transferred to Western Digital Corporation	112	—	—
Net transfers (to) from Western Digital Corporation per Consolidated Statements of Cash Flows	$(1,887)	$394	$676
As of June 27, 2025, the outstanding accounts receivable from WDC were $65 million, related to the sale of NAND components, and the outstanding accounts payable and accrued expenses due to WDC, primarily related to the TSA were $11 million.
Note 11.    Leases and Other Commitments
Leases
The Company leases certain domestic and international facilities and data center space under long-term, non-cancelable operating leases that expire at various dates through 2039. In connection with and subsequent to the separation, the Company entered into various sublease agreements with WDC under long-term, non-cancelable operating leases that expire at various dates through 2031.
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
The following table presents right-of-use lease assets and lease liabilities included in the Company’s Consolidated Balance Sheets:

	June 27, 2025	June 28, 2024
	(in millions)
Operating lease right-of-use assets (included in other non-current assets)	$214	$179

Operating lease liabilities:
Current portion of long-term operating lease liabilities (included in accrued expenses)	26	11
Long-term operating lease liabilities (included in other liabilities)	193	171
Total operating lease liabilities	$219	$182

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	June 27, 2025	June 28, 2024	June 30, 2023
	(in millions)
Cost of operating leases	$38	$29	$21
Cash paid for operating leases	33	30	14
Operating lease assets obtained in exchange for operating lease liabilities	49	167	3
Decrease in operating lease liabilities and right-of-use assets due to lease remeasurement	—	71	—
The weighted average remaining lease term and discount rate for the Company’s operating leases were as follows:

	June 27, 2025	June 28, 2024
Weighted average remaining lease term in years	11.00	13.7
Weighted average discount rate	7.3%	7.5%
As of June 27, 2025, minimum lease payments were as follows:

Lease Amounts
(in millions)
Minimum lease payments by fiscal year:
2026	$41
2027	35
2028	28
2029	24
2030	20
Thereafter	183
Total future minimum lease payments	331
Less: Imputed interest	112
Present value of lease liabilities	$219
Sale-Leaseback
In September 2023, WDC completed a sale and leaseback of its facility in Milpitas, California and received net proceeds of $191 million in cash. A substantial majority of these assets are associated with the Company, and as a result, $134 million of the net proceeds from the sale-leaseback transaction were allocated to us on a relative square footage basis and reflected as a cash inflow from investing activities in the Consolidated Statements of Cash Flows for the year ended March 29, 2024. In connection with the sale and leaseback, the Company recorded a gain of $60 million upon the closing of the transaction. For more information, see Note 15, Employee Termination and Other Charges for additional disclosures.
The property is being leased back to the Company at a total annual rate of $16 million for the first year and increasing by 3% per year thereafter through January 1, 2039. The lease includes three five-year renewal options and one four-year renewal option for the ability to extend through December 2057. The associated operating lease liability and right-of-use asset for this facility has been included in the Consolidated Balance Sheets as of June 27, 2025 and June 28, 2024.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Purchase Agreements and Other Commitments
In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the coming months, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent upon certain conditions such as performance, quality and technology of the vendor’s components. As of June 27, 2025, the Company had the following minimum long-term commitments:

Long-term commitments
(in millions)
Fiscal year:
2026	$250
2027	583
2028	570
2029	570
2030	570
Thereafter	90
Total	$2,633
Note 12.     Shareholders’ Equity
Prior to the separation, certain of the Company’s employees participated in WDC’s stock incentive plans (the “WDC Plans”), whereby all awards granted under the plans consisted of WDC common stock. The Stock-based compensation expense recognized in the Company’s Consolidated Financial Statements was determined based upon employees who participated in the WDC Plans and exclusively supported the Company’s operations, as well as an allocation of WDC’s corporate and shared employee stock-based compensation expenses.
In connection with the separation, all outstanding RSU and PSU awards held by former employees of WDC and its affiliates, who became Sandisk employees after the separation, were adjusted pursuant to conversion ratios determined in accordance with the terms of the Employee Matters Agreement. Outstanding RSU and PSU awards held by employees in the positions of Vice President and above as of the separation date were converted into RSU or PSU awards of Sandisk shares and RSU awards of WDC shares on a ratio of one-third (1/3) of one share of the Company’s common stock for each WDC award held by each such employee. For all other employees, the value of the converted RSU awards was designed to preserve the aggregate intrinsic value of the award immediately after the separation when compared to the aggregate intrinsic value of those award immediately prior to separation. Pursuant to the Employee Matters Agreement, the converted awards shall generally continue to be subject to the same terms and conditions as were applicable to the original WDC awards, including with respect to vesting, except as described in the Employee Matters Agreement. As a result of the conversion, the Company will incur approximately $41 million of incremental stock-based compensation expense over the remaining service period for the awards. Of this amount, $11 million was recognized during the year ended June 27, 2025, and approximately $30 million will be recognized over the awards’ remaining service periods.
Additionally, the Company adopted the following incentive plans for Sandisk employees: (i) Sandisk Corporation 2025 Long-Term Incentive Plan (the “2025 Long-Term Incentive Plan”), and (ii) Sandisk Corporation 2025 Employee Stock Purchase Plan. Grants of equity awards made after the separation to the Company’s executive officers and other employees will be made under the 2025 Long-Term Incentive Plan, which became effective on January 25, 2025.
2025 Long-Term Incentive Plan
The types of awards that may be granted include stock options, stock appreciation rights, RSUs, PSUs, cash awards, and other stock-based awards. Persons eligible to receive awards include officers and employees of the Company or any of its subsidiaries, members of the Board and certain consultants and advisors. The vesting of awards is determined at the grant date. Each award expires on a date determined at the grant date. RSUs typically vest over periods ranging from two to four years from the grant date. PSUs are granted to certain employees and vest only after the achievement of a predetermined performance or market conditions and completion of requisite service periods. Once the performance or market conditions are met, the employee’s vesting of PSUs is generally subject to continued service.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 27, 2025, the maximum number of shares of the Company’s common stock that was authorized for award grants was 23.8 million shares. The 2025 Long-Term Incentive Plan terminates on January 25, 2035, unless terminated earlier by the Company’s Board of Directors.
2025 Employee Stock Purchase Plan
The Company has an ESPP under which WDC, as its then sole stockholder, has approved an aggregate of approximately 4.3 million shares of common stock for issuance to eligible employees. The fair value of the award at the grant date is based on the Black-Scholes valuation model. The plan permits eligible employees to purchase common stock, through payroll deductions, at 95% of the fair market value of a share of common stock on the first day of the 24-month offering period in which the employees are participating or 95% of the fair market value of a share of common stock on the applicable exercise date, whichever is lower. Rights to purchase shares are granted during the second and fourth quarters of each year.
After the separation, the Company had an offering period starting on April 1, 2025 and ending on May 31, 2025. Following the end of this offering period, the Company will initiate regular offering periods of six months each generally beginning on June 1st and December 1st.
As of June 27, 2025, the Company issued 0.1 million shares under the ESPP for aggregate purchase amounts of $5 million.
Stock-based Compensation Expense
The following tables present the Company’s stock-based compensation expense for equity-settled awards by type, financial statement line, and the related tax benefit included in the Company’s Consolidated Statements of Operations:

	2025	2024	2023
	(in millions)
RSUs and PSUs	$171	$133	$148
ESPP	11	16	17
Total	$182	$149	$165

	2025	2024	2023
	(in millions)
Cost of revenue	$16	$20	$19
Research and development	81	71	88
Selling general, and administrative	85	58	58
Subtotal	$182	$149	$165
Tax benefit	(22)	(21)	(22)
Total	$160	$128	$143
Any shortfalls or excess windfall tax benefits and tax deficiencies for shortfalls related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, were not material for the periods presented.
Compensation cost related to unvested RSUs, PSUs, and rights to purchase shares of common stock under the ESPP are amortized on a straight-line basis over the remaining service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of June 27, 2025:

	Unamortized Compensation Costs	Weighted average service period
	(in millions)	(years)
RSUs and PSUs	$315	2.27
ESPP	16	1.81
Total unamortized compensation cost	$331

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RSUs and PSUs
The following table summarizes RSU and PSU award activity under the Company’s incentive plans during the year ended June 27, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)
RSUs and PSUs outstanding at June 28, 2024	—	$—	$—
Awards converted from Western Digital Corporation Plans (1)	6.4	35.32	—
Granted	1.5	50.47	—
Vested	(1.1)	34.07	46.95
Canceled/forfeited	(0.2)	36.14	—
RSUs and PSUs outstanding at June 27, 2025	6.6	$38.98	$—
(1) This amount excludes 3.1 million of WDC equity awards held by Sandisk employees, which upon vesting will be issued in WDC shares instead of the Company’s shares.
RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock upon vesting. Forfeitures are recognized as they occur.
Fair Value Assumptions
RSU and PSU Grants
The fair value of the Company’s RSU and PSU awards with a performance condition is determined based upon the closing price of the Company’s stock price on the grant date. The fair value of PSU awards with a market condition is estimated using a Monte Carlo simulation model on the grant date.
ESPP - Black-Scholes-Merton Model
The fair value of ESPP purchase rights issued is estimated at the grant date of the purchase rights using the Black-Scholes-Merton option pricing model. The Black-Scholes-Merton option pricing model requires the input of assumptions such as the expected stock price volatility and the expected period until options are exercised. Purchase rights under the ESPP are generally granted on either June 1st or December 1st of each year.
The fair values of ESPP purchase rights have been estimated at the grant date using a Black-Scholes-Merton option pricing model with the following weighted average assumptions:

2025
Weighted-average expected term (in years)	0.93
Risk-free interest rate	4.02%
Stock price volatility	0.56
Dividend yield	—%
Fair value	$11.85
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

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the computation of basic and diluted income (loss) per common share:

	2025	2024	2023
	(in millions, except per share amounts)
Net income (loss)	$(1,641)	$(672)	$(2,143)

Weighted average shares outstanding:
Basic and diluted	145	145	145

Net loss per common share:
Basic and diluted	$(11.32)	$(4.63)	$(14.78)

Dilutive weighted-average shares (1)	2	—	—
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
Potentially dilutive shares include dilutive outstanding employee RSUs, PSUs, and rights to purchase shares of common stock under the ESPP. For the year ended June 27, 2025, the Company recorded net losses, and as such, all potentially dilutive securities have been excluded from those periods as including them would be anti-dilutive.
Note 14.    Income Tax Expense
Income (Loss) Before Taxes
The domestic and foreign components of Income (loss) before taxes were as follows:

	2025	2024	2023
	(in millions)
Foreign	$(1,348)	$(543)	$(2,253)
Domestic	(131)	40	251
Income (loss) before taxes	$(1,479)	$(503)	$(2,002)
Income Tax Expense
The components of income tax expense were as follows:

	2025	2024	2023
	(in millions)
Current:
Foreign	$165	$158	$138
U.S. - Federal	7	20	76
U.S. - State	2	7	8
	174	185	222
Deferred:
Foreign	(13)	7	(15)
U.S. - Federal	1	(19)	(65)
U.S. - State	—	(4)	(1)
	(12)	(16)	(81)
Income tax expense	$162	$169	$141

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
H.R.1, more widely known as the One Big Beautiful Bill Act, was recently signed into law on July 4, 2025. It reversed the requirement for capitalization of U.S. research and development expenditures that came into law under the Tax Cuts and Jobs Act of 2017, but the mandatory requirement of capitalization of foreign research and development expenditures remains. The tax rates for income earned by our foreign subsidiaries will also be changed under H.R. 1. Depending on the Company’s operating results, these changes can materially impact the Company’s effective tax rate and reduce its operating cash flows. As H.R.1 was enacted after our fiscal year 2025, its impact on the tax provision will be reflected in fiscal year 2026.
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, which contained significant changes to laws related to tax, climate, energy, and health care. The tax measures include, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.0 billion. The Company does not expect to be subject to the CAMT of 15% for 2025 as its average annual AFSI did not exceed $1.0 billion for the preceding three-year period.
On December 20, 2021, the Organization for Economic Co-operation and Development G20 (“OECD/G20”) Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two (“Pillar Two”). Several non-U.S. jurisdictions have either enacted legislation or announced their intention to enact future legislation to adopt certain or all components of Pillar Two, some of which are effective for the Company in 2025. For 2025, the Company currently expects to be able to meet certain transitional safe harbors and does not expect any material Pillar Two taxes. As more jurisdictions adopt this legislation in 2026, there may be material increases in the Company’s future tax obligations in certain jurisdictions.
The following table presents the Company’s Income tax expense and the effective tax rate:

	2025	2024	2023
	(in millions)
Income (loss) before taxes	$(1,479)	$(503)	$(2,002)
Income tax expense	162	169	141
Effective tax rate	(11)%	(34)%	(7)%
The relative mix of earnings and losses by jurisdiction, the goodwill impairment, the foreign income inclusion, credits, and tax holidays in Malaysia that will expire at various dates during years 2028 through 2031 resulted in decreases to the effective tax rate below the U.S. statutory rate for the year ended June 27, 2025.
The primary drivers of the difference between the effective tax rate for the years ended June 28, 2024 and the U.S. federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the foreign income inclusion, credits, and tax holidays in Malaysia.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Taxes
Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities were as follows:

	June 27, 2025		June 28, 2024
	(in millions)
Deferred tax assets:
Sales related reserves and accrued expenses not currently deductible	$38	$	$45
Accrued compensation and benefits not currently deductible	29		34
Net operating loss carryforward	41		19
Business credit carryforward	44		—
Long-lived assets	22		15
Interest and hedging costs not currently deductible	15		67
Other	15		27
Total deferred tax assets	204		207
Deferred tax liabilities:
Long-lived assets	(7)		(3)
Unremitted Earnings of Certain Non-US Entities	(77)		(86)
Other	(18)		(10)
Total deferred tax liabilities	(102)		(99)
Valuation allowances	(61)		(27)
Deferred tax assets, net	$41		$81
The decrease in the net deferred tax assets is attributable primarily to a decrease in hedging costs not currently deductible and is based on the Company’s position in its foreign exchange contracts. The Company continues to assess and adjust its valuation allowance based on operating results and market conditions. After weighing both the positive and negative evidence available, including, but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets, the Company determined that it is able to realize its deferred tax assets except for certain loss and credit carryforwards.
The Company is permanently reinvested with respect to certain foreign earnings. There is no unrecognized deferred tax liability associated with the repatriation of these foreign undistributed earnings as it can be achieved without additional federal tax consequences.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effective Tax Rate
Reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	2025	2024	2023
	(in millions)
U.S. federal statutory rate	21%	21%	21%
Tax rate differential on international incomes	(1)	(42)	(29)
Foreign withholding tax	(1)	(11)	(2)
Change in valuation allowance	—	(2)	—
Tax effect of U.S foreign income inclusion	(7)	(1)	—
Tax effect of U.S. foreign derived intangible income	1	2	3
Tax effect of permanent differences	—	(2)	(1)
Tax effect of goodwill impairment	(26)	—	(7)
Tax effect of intangible assets	—	1	4
Tax rate change	—	1	—
Unremitted earnings of certain non-U.S. entities	(2)	2	—
Change in uncertain tax positions	(1)	(12)	1
Return to provision adjustment	1	(1)	—
Foreign income tax credits	4	5	1
R&D tax credits	1	3	1
Federal audit settlements	—	3	—
Other	(1)	(1)	1
Effective income tax rate	(11)%	(34)%	(7)%
Tax Holidays and Carryforwards
A substantial portion of the Company’s manufacturing operations in Malaysia operate under various tax holidays and tax incentive programs, which will expire in whole or in part at various dates during 2028 through 2031. Certain tax holidays and tax incentive programs may be extended if specific conditions are met.
The net impact of these tax holidays and tax incentives was an increase to the Company’s net earnings by $82 million, or $0.56 per share, in 2025. The Company was at loss in Malaysia during 2024 and 2023. The tax incentives had no impact on the Company’s net earnings.
As of June 27, 2025, the Company had $38 million of state tax credit carryforwards that do not expire.
As of June 27, 2025, the Company had varying amounts of NOL carryforwards, totaling $2.1 billion, that do not expire or, if not used, expire in various years beginning in 2028, depending on the country. The majority of the NOL carryforwards reside in Malaysia.
Uncertain Tax Positions
With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Consolidated Balance Sheets.

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding accrued interest and penalties for the year ended June 27, 2025:

	2025	2024	2023
	(in millions)
Unrecognized tax benefit, beginning balance	$47	$25	$17
Gross increases related to prior year tax positions	6	10	1
Gross increases related to current year tax positions	17	15	10
Gross decrease related to prior year tax positions	(1)	(3)	(3)
Gross increase related to transfer from Western Digital Corporation	78	—	—
Gross decrease related to settlement	(7)	—	—
Unrecognized tax benefit, ending balance	$140	$47	$25
As of June 27, 2025 and June 28, 2024, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was $140 million and $47 million, respectively. Interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of June 27, 2025 and June 28, 2024 was $11 million and $9 million, respectively.
The Company files U.S. federal, U.S. state, and foreign tax returns. Its U.S. federal and state tax returns for fiscal year 2025 are initial filings. The Company is currently subject to, or could become subject to, tax authority examinations in various jurisdictions for previously filed returns dating back as early as 2009.
The Company believes that an adequate provision has been made for any adjustments that may result from any other tax examinations. However, the outcome of such tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner inconsistent with management’s expectations, the Company may be required to adjust its provision for income taxes in the period in which such resolution occurs. As of June 27, 2025, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information resulting from the examination of the Company’s tax returns.
Note 15.    Employee Termination and Other Charges
Business Realignment
The Company periodically incurs charges to realign its operations with anticipated market demand, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure and focus its resources. The Company has taken actions to reduce the amount of capital invested in facilities, including the sale-leaseback of its facility in Milpitas, California, in September 2023, as discussed in Note 11, Leases and Other Commitments.
The Company recorded the following net charges related to these actions for the periods presented:

	2025	2024	2023
	(in millions)
Employee termination benefits	$18	$15	$68
Other charges (gains):
Asset impairments and other charges (gains)	—	5	1
Contract termination and other	3	—	—
Gain on sale-leaseback of facility	—	(60)	—
Total employee termination and other charges	$21	$(40)	$69

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents an analysis of the components of the activity against the reserve during the years ended June 27, 2025, and June 28, 2024, which consisted entirely of employee termination benefits:

Employee Termination Benefits
(in millions)
Accrual balance at June 30, 2023	$3
Charges	15
Cash payments	(18)
Accrual balance at June 28, 2024	—
Charges	18
Cash payments	(3)
Accrual balance at June 27, 2025	$15
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
Note 17.    Summarized Financial Information
Pursuant to Rule 4-08(g) of Regulation S-X under the Securities Act of 1933, as amended, the Company presents, on an equity method basis, summarized financial information for its non-consolidated joint ventures, including the Flash Ventures, the Unis Venture, and SDSS. The summarized financial information below includes the portions attributable to both the Company and the other investees in these entities.
The Company has been an investee in the Flash Ventures for all periods presented. The Company’s investment in SDSS was established upon the divestiture of the business on September 28, 2024, and its investment in the Unis Venture was transferred to the Company on January 24, 2025, See Note 10, Related Parties and Related Commitments and Contingencies for additional disclosures.
Accordingly, the summarized financial information of these ventures for the year ended June 30, 2025 includes the results of Flash Ventures, the Unis Venture and SDSS; whereas the comparative periods for the years ended June 28, 2024 and June 30, 2023, include only the Flash Ventures.
The table below presents the combined summarized financial information for these periods:

	2025	2024
	(in millions)
Current assets	$1,423	$777
Non-current assets	6,185	5,783
Total Assets	7,608	6,560
Current Liabilities	2,797	2,225
Non-current Liabilities	3,701	3,312
Total Liabilities	6,498	5,537
Total net equity of investees	$1,110	$1,023

SANDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2025	2024	2023
	(in millions)
Net sales	$2,315	$2,252	$2,788
Gross profit (loss)	(101)	(51)	138
Net income (loss)	$(63)	$(9)	$89

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) promulgated by the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.
Internal Control over Financial Reporting
Due to a transition period established by SEC rules applicable to newly public companies, this Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm.
Changes in Internal Control over Financial Reporting
Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended June 27, 2025. As a result, this Annual Report on Form 10-K does not address whether there have been any changes in our internal control over financial reporting.
Item 9B.    Other Information
Insider Trading Arrangements
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which we intend to file with the U.S. Securities and Exchange Commission (“SEC”) no later than 120 days after the close of the fiscal year ended June 27, 2025. In addition, our Board of Directors has adopted a Code of Business Ethics that applies to all of our directors, employees and officers, including our Chief Executive Officer and Chief Financial Officer. The current version of the Code of Business Ethics is available on our website under the Corporate Governance section at www.sandisk.com. To the extent required by rules adopted by the SEC and The Nasdaq Stock Market LLC, we intend to promptly disclose future amendments to certain provisions of the Code of Business Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the Corporate Governance section at www.sandisk.com.
Item 11.    Executive Compensation
The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC no later than 120 days after the close of the fiscal year ended June 27, 2025.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC no later than 120 days after the close of the fiscal year ended June 27, 2025.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC no later than 120 days after the close of the fiscal year ended June 27, 2025.
Item 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC no later than 120 days after the close of the fiscal year ended June 27, 2025.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
The following documents are filed as a part of this Annual Report on Form 10‑K:
(1) Financial Statements. The financial statements included in Part II, Item 8 of this document are filed as part of this Annual Report on Form 10‑K.
(2) Financial Statement Schedules.
All schedules are omitted as the required information is immaterial, inapplicable or the information is presented in the Consolidated Financial Statements or related Notes.
(3) Exhibits. The exhibits listed in the Exhibit Index below are filed with, or incorporated by reference in, this Annual Report on Form 10‑K, as specified in the Exhibit List, from exhibits previously filed with the SEC.
EXHIBIT INDEX

Exhibit Number	Description
2.1	Separation and Distribution Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 24, 2025)
3.1	Amended and Restated Certificate of Incorporation of Sandisk Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 24, 2025)
3.2	Amended and Restated Bylaws of Sandisk Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 14, 2025)
4.1	Stockholder’s and Registration Rights Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated February 24, 2025)#
4.2	Description of Sandisk Corporation’s Capital Stock†
10.1	Transition Services Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 24, 2025)#
10.2	Tax Matters Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 24, 2025)#
10.3	Employee Matters Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 24, 2025)#
10.4	Intellectual Property Cross-License Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 24, 2025)#
10.5	Transitional Trademark License Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 24, 2025)#
10.6	Loan Agreement, dated as of February 21, 2025, by and among Sandisk Corporation, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other parties party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated February 24, 2025)#
10.7	Security Agreement, dated as of February 21, 2025, by and among Sandisk Corporation, Sandisk Technologies, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated February 24, 2025)#
10.8	Guaranty Agreement, dated as of February 21, 2025, by and among Sandisk Corporation, Sandisk Technologies, Inc. and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated February 24, 2025)#
10.9	Flash Alliance, Master Agreement dated as of July 7, 2006, by and among SanDisk Corporation, Toshiba Corporation and SanDisk (Ireland) Limited (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10, filed on November 25, 2024)#
10.10	Operating Agreement of Flash Alliance, Ltd., dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10, filed on November 25, 2024)#
10.11	Joint Venture Restructure Agreement, dated as of January 29, 2009, by and among SanDisk Corporation, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, Toshiba Corporation, Flash Partners Limited and Flash Alliance Limited (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10, filed on November 25, 2024)#
10.12	New Y2 Facility Agreement, dated October 20, 2015, by and among SanDisk Corporation, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, SanDisk Flash B.V., Toshiba Corporation, Flash Partners Limited, Flash Alliance Limited and Flash Forward Limited (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10, filed on November 25, 2024)#
10.13	FAL Commitment and Extension Agreement, dated as of December 12, 2017, by and among Western Digital Corporation, SanDisk LLC, SanDisk (Ireland) Limited and Toshiba Memory Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10, filed on November 25, 2024)#
10.14	Y6 Facility Agreement, dated as of December 12, 2017, by and among Western Digital Corporation, SanDisk LLC, SanDisk (Cayman) Limited, SanDisk (Ireland) Limited, SanDisk Flash B.V., Flash Partners, Ltd., Flash Alliance, Ltd., Flash Forward, Ltd. and Toshiba Memory Corporation (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10, filed on November 25, 2024)#
10.15	K1 Facility Agreement, dated as of May 15, 2019, by and among Western Digital Corporation, SanDisk LLC, SanDisk (Cayman) Limited, SanDisk (Ireland) Limited, SanDisk Flash B.V., Flash Partners, Ltd., Flash Alliance, Ltd., Flash Forward Ltd., Toshiba Memory Corporation and Toshiba Memory Iwate Corporation (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10, filed on November 25, 2024)#

10.16	Confidential Settlement and Mutual Release Agreement, dated as of December 12, 2017, by and among Western Digital Corporation, SanDisk LLC, SanDisk (Cayman) Limited, SanDisk (Ireland) Limited, SanDisk Flash B.V., Toshiba Corporation and Toshiba Memory Corporation (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10, filed on November 25, 2024)#
10.17	Flash Forward Master Agreement, dated as of July 13, 2010, by and among, on one side, Toshiba Corporation and, on the other side, SanDisk Corporation, and SanDisk Flash B.V. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10, filed on November 25, 2024)#
10.18	Operating Agreement of Flash Forward, Ltd, dated as of March 1, 2011, between Toshiba Corporation and SanDisk Flash B.V. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10, filed on November 25, 2024)#
10.19	FFL Commitment and Extension Agreement, dated as of December 12, 2017, by and among Toshiba Memory Corporation, Western Digital Corporation, SanDisk LLC and SanDisk Flash B.V. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10, filed on November 25, 2024)#
10.20	FFL Second Commitment and Extension Agreement, dated as of May 15, 2019, by and among Toshiba Memory Corporation, Toshiba Memory Iwate Corporation, Western Digital Corporation, SanDisk LLC, SanDisk (Cayman) Limited, SanDisk (Ireland) Limited, SanDisk Flash B.V., Flash Partners, Ltd., Flash Alliance, Ltd., and Flash Forward, Ltd. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10, filed on November 25, 2024)#
10.21	Flash Partners Master Agreement, dated as of September 10, 2004, by and among Toshiba Corporation, SanDisk Corporation, and SanDisk International Limited. (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form 10, filed on November 25, 2024)#
10.22	Operating Agreement of Flash Partners Ltd., dated as of September 10, 2004, by and between Toshiba Corporation and SanDisk International Limited (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form 10, filed on November 25, 2024)#
10.23	FPL Commitment and Extension Agreement, dated as of October 20, 2015, by and among Toshiba Corporation, SanDisk Corporation and SanDisk (Cayman) Limited (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form 10, filed on November 25, 2024)#
10.24	K2 PH1 Facility Agreement, dated as of June 27, 2024, by and among Kioxia Corporation, Kioxia Iwate Corporation, Western Digital Corporation, SanDisk LLC, SanDisk (Cayman) Limited, SanDisk (Ireland) Limited, SanDisk Flash B.V., Flash Alliance, Ltd., and Flash Forward, Ltd. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form 10, filed on November 25, 2024)#
10.25	BiCS License & Development Agreement, dated as of March 1, 2011, by and between Toshiba Corporation and SanDisk Corporation (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form 10, filed on November 25, 2024)#
10.26	Amended and Restated Joint Memory Development Agreement, dated as of June 27, 2024, by and between Kioxia Corporation and SanDisk LLC (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form 10, filed on November 25, 2024)#
10.27	Amended and Restated Equity Purchase Agreement, dated as of September 12, 2024, by and between SanDisk China Limited and JCET Management Co., Ltd. (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form 10, filed on November 25, 2024)#
10.28	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated February 24, 2025)
10.29	Sandisk Corporation 2025 Long Term Incentive Plan†*
10.30	Form of Restricted Stock Unit Award Agreement - Vice President and Above (Applicable to New Grants Post-Spin-Off) (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form 10, filed on November 25, 2024) *
10.31	Form of Performance Stock Unit Award Agreement (Applicable to New Grants Post-Spin-Off) (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form 10, filed on November 25, 2024)*
10.32	Form of Assumed and Converted Fiscal 2022, 2023 & 2024 Restricted Stock Unit Award Agreement - VP and Above (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form 10, filed on November 29, 2024)
10.33	Form of Assumed and Converted Fiscal 2025 Restricted Stock Unit Award Agreement - VP and Above (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form 10, filed on November 25, 2024)*
10.34	Form of Assumed and Converted Fiscal 2023 Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form 10, filed on November 25, 2024)*
10.35	Form of Assumed and Converted Fiscal 2024 Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form 10, filed on November 25, 2024)*
10.36	Form of Assumed and Converted Fiscal 2025 Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form 10, filed on November 25, 2024)*
10.37	Form of Launch Performance Stock Unit Award Agreement†*
10.38	Form of Non-Employee Director Restricted Stock Unit Program (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form 10, filed on November 25, 2024)
10.39	Sandisk Corporation Deferred Compensation Plan†*
10.40	Sandisk Corporation 2025 Employee Stock Purchase Plan†*
10.41	Sandisk Executive Severance Plan†*
10.42	Sandisk Change in Control Severance Plan†*
10.43	Sandisk Executive Short-Term Incentive Plan†*
10.44	Offer Letter, dated as of July 1, 2024, to Luis Felipe Visoso (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form 10, filed on November 25, 2024)
19.1	Sandisk Policy Regarding Insider Trading and Unauthorized Disclosures†
21.1	Subsidiaries of the Registrant†
23.1	Consent of KPMG LLP†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Sandisk Corporation Compensation Recovery (Clawback) Policy†
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101
† Filed with this report.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
** Furnished with this report.
# Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
## As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandisk Corporation

By:	/s/ Michael R. Pokorny
Michael R. Pokorny
Vice President, Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)
Dated: August 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David V. Goeckeler	Chief Executive Officer, Director (Principal Executive Officer)	August 20, 2025
David V. Goeckeler

/s/ Luis F. Visoso	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 20, 2025
Luis F. Visoso

/s/ Michael R. Pokorny	Vice President, Chief Accounting Officer (Principal Accounting Officer)	August 20, 2025
Michael R. Pokorny

/s/ Kimerly E. Alexy	Director	August 20, 2025
Kimerly E. Alexy

/s/ Richard B. Cassidy II	Director	August 20, 2025
Richard B. Cassidy II

/s/ Thomas Caulfield	Director	August 20, 2025
Thomas Caulfield

/s/ Devinder Kumar	Director	August 20, 2025
Devinder Kumar

/s/ Matthew E. Massengill	Director	August 20, 2025
Matthew E. Massengill

/s/ Necip Sayiner	Director	August 20, 2025
Necip Sayiner

/s/ Ellyn J. Shook	Director	August 20, 2025
Ellyn J. Shook

/s/ Miyuki Suzuki	Director	August 20, 2025
Miyuki Suzuki