Form 10-Q
period 2025-10-03
Sandisk Corp
filed 2025-11-07
CIK 2023554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of the close of business on October 31, 2025, 146,553,179 shares of common stock, par value $0.01 per share, were outstanding.

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

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include but are not limited to, statements regarding Sandisk Corporation’s (the “Company’s”) expectations related to operating as an independent company, its product and technology developments and all statements regarding the Company’s expected future position, results of operations, cash flows, capital expenditures, and statements containing the use of forward-looking words, such as “may,” “will,” “could,” “would,” “should,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” “approximate,” “intend,” “upside,” “target,” and the like, or the use of the future tense of these or other similar words. Statements contained herein concerning the Company’s expectations related to operating as an independent company, outlook or future economic performance, anticipated profitability, revenues, expenses, or other financial items, products or service line growth of the Company, and predicted market outcomes, together with other statements that are not historical facts, are forward-looking statements that are estimates reflecting the best judgment of the Company based upon currently available information. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions.
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
•our ability to attract, retain, and develop highly skilled management and technical talent;
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
•risks and challenges associated with the use of artificial intelligence; and
•our ability to achieve some or all of the expected benefits of the spin-off (as defined below) and uncertainties regarding the impacts of the spin-off, including indemnification responsibilities, tax-related considerations, and our ability to effectively make the changes necessary to operate as an independent company.
You are urged to carefully review our disclosures concerning these risks and the additional disclosures we make concerning material risks and other factors that may affect the outcome of our forward-looking statements and our business and operating results, including those made in our Annual Report on Form 10-K for the year ended June 27, 2025, as filed with the United States Securities and Exchange Commission on August 21, 2025. You are cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report on Form 10-Q, which speak only as of the date of this document. We do not intend, and undertake no obligation, to update or revise these forward-looking statements to reflect new information or events after the date of this document or to reflect the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	October 3, 2025	June 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,442	$1,481
Accounts receivable, net	1,193	1,068
Inventories	1,907	2,079
Income tax receivable	72	66
Other current assets	370	392
Total current assets	4,984	5,086
Property, plant and equipment, net	630	619
Notes receivable and investments in Flash Ventures	602	654
Goodwill	4,998	4,999
Deferred tax assets	57	58
Income tax receivable, non-current	61	80
Other non-current assets	1,417	1,489
Total assets	$12,749	$12,985
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$398	$366
Accounts payable to related parties	486	400
Accrued expenses	382	425
Accrued compensation	208	173
Income tax payables	22	43
Current portion of long-term debt	20	20
Total current liabilities	1,516	1,427
Deferred tax liabilities	28	17
Long-term debt	1,331	1,829
Other liabilities	493	496
Total liabilities	3,368	3,769
Commitments and contingencies (Notes 10, 11, 14 and 15)
Shareholders’ equity:
Common stock, $0.01 par value; authorized — 450 shares; issued and outstanding — 147 shares and 146 shares, respectively	$1	$1
Additional paid-in capital	11,286	11,248
Accumulated deficit	(1,672)	(1,784)
Accumulated other comprehensive loss	(234)	(249)
Total shareholders’ equity	9,381	9,216
Total liabilities and shareholders’ equity	$12,749	$12,985
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	October 3, 2025	September 27, 2024
Revenue, net	$2,308	$1,883
Cost of revenue	1,621	1,157
Gross profit	687	726
Operating expenses:
Research and development	316	283
Selling, general and administrative	179	130
Business separation costs	9	20
Employee termination and other	(3)	2
Loss on business divestiture	10	—
Total operating expenses	511	435
Operating income	176	291
Interest and other expense:
Interest income	16	3
Interest expense	(40)	(2)
Other expense, net	(28)	(25)
Total interest and other expense, net	(52)	(24)
Income before taxes	124	267
Income tax expense	12	56
Net income	$112	$211

Net income per common share:
Basic	$0.77	$1.46
Diluted	$0.75	$1.46

Weighted average shares outstanding:
Basic	146	145
Diluted	149	145
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	October 3, 2025	September 27, 2024
Net income	$112	$211
Other comprehensive income, before tax
Foreign currency translation adjustment	(14)	43
Net unrealized gain on derivative contracts	39	211
Total other comprehensive income, before tax	25	254
Income tax expense related to items of other comprehensive income, before tax	(10)	(45)
Other comprehensive income, net of tax	15	209
Total comprehensive income	$127	$420
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	October 3, 2025	September 27, 2024
Cash flows from operating activities
Net income	$112	$211
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	36	54
Stock-based compensation	53	41
Deferred income taxes	3	(5)
Unrealized foreign exchange (gain) loss	1	(8)
Loss on sale of business divestiture	10	—
Amortization of debt issuance costs and discounts	2	—
Equity loss in investees, net of dividends received	27	10
Other non-cash operating activities, net	(6)	6
Settlement of accrued interest on Notes due to Western Digital Corporation	—	(96)
Changes in:
Accounts receivable, net	(125)	(102)
Inventories	172	(149)
Accounts payable	30	33
Accounts payable to related parties	86	39
Accrued expenses	(43)	(172)
Accrued compensation	35	(13)
Other assets and liabilities, net	95	20
Net cash provided by (used in) operating activities	488	(131)
Cash flows from investing activities
Purchases of property, plant and equipment	(50)	(67)
Proceeds from dispositions of business	25	—
Notes receivable issuances to Flash Ventures	(87)	(14)
Notes receivable proceeds from Flash Ventures	97	62
Net cash used in investing activities	(15)	(19)
Cash flows from financing activities
Taxes paid on vested stock awards under employee stock plans	(15)	—
Repayment of debt	(500)	—
Proceeds from principal repayments on Notes due from Western Digital Corporation	—	101
Repayments of principal on Notes due to Western Digital Corporation	—	(76)
Transfers from Western Digital Corporation	—	189
Net cash provided by (used in) financing activities	(515)	214
Effect of exchange rate changes on cash	3	1
Changes in cash and cash equivalents classified as assets held for sale	—	(71)
Net decrease in cash and cash equivalents	(39)	(6)
Cash and cash equivalents, beginning of year	1,481	328
Cash and cash equivalents, end of period	$1,442	$322

Supplemental disclosure of cash flow information:
Cash paid for interest	$48	$98
Cash received for interest	16	1
Cash paid for income taxes	39	—
Non-cash transfers of:
Notes due to Western Digital Corporation	—	378
Changes in other assets and liabilities, net, from Western Digital Corporation	—	6
Property, plant and equipment from Western Digital Corporation	—	3
Tax balances to Western Digital Corporation	—	7
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Investment from Western Digital Corporation	Total
Balance at June 27, 2025	146	$1	$11,248	$(1,784)	$(249)	$—	$9,216
Net income	—	—	—	112	—		112
Employee stock plans	1	—	(15)	—	—	—	(15)
Foreign currency translation adjustment	—	—	—	—	(14)	—	(14)
Net unrealized gain on derivative contracts	—	—	—	—	29	—	29
Stock-based compensation	—	—	53	—	—	—	53
Balance at October 3, 2025	147	$1	$11,286	$(1,672)	$(234)	$—	$9,381

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Investment from Western Digital Corporation	Total
Balance at June 28, 2024	—	$—	$—	$—	$(452)	$11,534	$11,082
Net income	—	—	—	—	—	211	211
Foreign currency translation adjustment	—	—	—	—	43	—	43
Net unrealized loss on derivative contracts	—	—	—	—	166	—	166
Stock-based compensation	—	—	—	—	—	41	41
Net transfer from Western Digital Corporation	—	—	—	—	—	583	583
Balance at September 27, 2024	—	$—	$—	$—	$(243)	$12,369	$12,126
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Organization and Basis of Presentation
Description of the Company
Sandisk Corporation (“Sandisk” or the “Company”) is a leading developer, manufacturer and provider of data storage devices and solutions based on NAND flash technology. With a differentiated innovation engine driving advancements in storage and semiconductor technologies, Sandisk’s broad and ever-expanding portfolio delivers powerful flash storage solutions for AI workloads in datacenters, edge devices, and consumer applications. Sandisk’s technologies enable everyone from students, gamers, and home offices to the largest enterprises and public clouds to produce, analyze, and store data. The Company’s solutions include a broad range of solid state drives, embedded products, removable cards, universal serial bus drives, and wafers and components. The Company’s broad portfolio of technology and products addresses multiple end markets of “Datacenter” (formerly referred to as “Cloud”), “Edge” (formerly referred to as “Client”), and “Consumer.” The Company operates primarily in the United States (“U.S.”) and also internationally, with a significant concentration in the Asia Pacific region.
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
On February 21, 2025, WDC executed the spin-off of the Company through WDC’s pro rata distribution of 116,035,464, or 80.1%, of the Company’s outstanding shares of common stock to holders of WDC’s common stock. Each WDC stockholder received one-third (1/3) of one share of the Company’s common stock for each share of WDC’s common stock held by such WDC stockholder as of February 12, 2025, the record date of the distribution. Upon completion of the separation, WDC owned 28,827,787, or 19.9%, of the outstanding shares of the Company’s common stock. Following the distribution, the Company became an independent publicly listed company, and on February 24, 2025, the Company began trading as an independent, publicly traded company under the stock symbol “SNDK” on Nasdaq.
In connection with the separation, on February 21, 2025, the Company entered into definitive agreements with WDC that set forth the terms and conditions of the spin-off and provided a framework for the relationship between WDC and the Company following the separation. These agreements include the Separation and Distribution Agreement, which contains certain key provisions related to the spin-off, as well as a Transition Services Agreement (“TSA”), a Tax Matters Agreement, an Employee Matters Agreement, an Intellectual Property Cross-License Agreement, a Transitional Trademark License Agreement, and a Stockholder and Registration Rights Agreement, as described in and filed as Exhibits to the Company’s Current Report on Form 8-K on February 24, 2025 and incorporated by reference to this Quarterly Report on Form 10-Q. Additionally, the Company adopted certain compensation plans filed as Exhibits to the Company’s Registration Statement on Form 10, initially filed with the U.S. Securities and Exchange Commission (“SEC”) on November 25, 2024, and as further amended thereafter and declared effective on January 31, 2025. The Company also entered into various sublease agreements and established a stock compensation incentive plan in connection with the separation.
Also on February 21, 2025, in connection with the separation, the Company entered into a $1.5 billion revolving credit facility, which was undrawn at the separation date, and a $2.0 billion term loan facility due in 2032. The Company used a portion of the proceeds received from the term loan facility and cash on hand to make a net distribution payment of $1.5 billion to WDC in exchange for assets, liabilities, and certain legal entities of WDC associated with the Company.
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
On June 9, 2025, WDC disposed of 21,314,768, or 14.6%, of the Company’s common stock through an exchange of Sandisk’s common stock for WDC debt held by WDC creditors, which shares were sold by affiliates of the WDC creditors in a registered public offering by the Company. All expenses for the offering were paid for by us. As of October 3, 2025, WDC continued to retain 7,513,019, or 5.1%, of the outstanding shares of the Company’s common stock.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Basis of Presentation
On February 21, 2025, the Company became a standalone publicly traded company, and the Company’s financial statements are now presented on a consolidated basis. Prior to the separation, the Company’s historical consolidated financial information was derived from WDC’s consolidated financial statements and accounting records and prepared as if the Company existed on a standalone basis. The financial statements for all periods presented, including the historical results of the Company prior to February 21, 2025, are now referred to as “Consolidated Financial Statements” and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the policies and practices that are generally accepted in the industry in which it operates.
Basis of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the preparation of the Condensed Consolidated Financial Statements. The accounts of these foreign subsidiaries have been remeasured using the U.S. dollar as the functional currency. Gains or losses resulting from the remeasurement of these accounts from local currencies into U.S. dollars were immaterial to the Condensed Consolidated Financial Statements. Financial statements of the Company’s foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for statement of operations items. Translation adjustments are recorded in Accumulated other comprehensive loss, a component of shareholders’ equity.
Unless otherwise noted, all figures within the Condensed Consolidated Financial Statements are stated in U.S. dollars.
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
Intercompany transactions were eliminated, with the exception of balances associated with lending arrangements reflected within Notes due to (from) Western Digital Corporation in the Condensed Consolidated Balance Sheets, transactions between the Company and WDC were generally considered to be effectively settled in the Condensed Consolidated Financial Statements at the time the transactions were recorded. The total net effect of the settlement of these transactions was reflected in the Condensed Consolidated Statements of Cash Flows as a financing activity and in the Condensed Consolidated Balance Sheets as Net investment from Western Digital Corporation. General financing activities included the net impact of any cash movements resulting from WDC’s centralized treasury cash management.
The Condensed Consolidated Statements of Operations and Comprehensive Income included all revenues and costs directly attributable to the Company as well as an allocation of expenses related to facilities, functions, and services provided by WDC. Allocation of general corporate expenses from WDC included, but was not limited to, executive management, finance, tax, legal, information technology, employee benefits administration, treasury, risk management, procurement, and other shared services. These corporate expenses were allocated to the Company based on direct usage or benefit, where identifiable, with the remainder allocated based on headcount, revenue, or other relevant measures. The allocated costs were deemed to be settled between the Company and WDC in the period in which the expense was recorded in the Condensed Consolidated Statements of Operations. The Condensed Consolidated Statements of Cash Flows present these corporate expenses as cash flows from operating activities, as these costs were incurred by WDC on the Company’s behalf. The Company considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, the Company. The allocations may not, however, reflect the expense the Company would have incurred as a standalone company for the periods presented. Additionally, these costs may not be indicative of the expenses that the Company will incur in the future or would have incurred if the Company had obtained these services from an unrelated third party. It is not practicable to estimate the actual costs that would have been incurred had the Company been a standalone company during the periods presented. The actual costs that may have been incurred would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by employees, and decisions with respect to areas such as facilities, information technology, and operating infrastructure.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Periods Post Separation
After the separation on February 21, 2025, the Company’s financial statements for the period from February 22, 2025, through October 3, 2025 are Condensed Consolidated Financial Statements based on the Company’s reported results as a standalone company. All transactions and accounts between controlled entities within the Company have been eliminated.
Following the separation, certain functions continue to be provided by or for WDC for up to fifteen months under the TSA or are being performed using the Company’s own resources or third-party service providers. As of October 3, 2025, charges under the TSA were not material.
Unaudited Interim Financial Information
The Company has prepared the accompanying Condensed Consolidated Financial Statements pursuant to the rules and regulations of the SEC for interim financial reporting. These Condensed Consolidated Financial Statements are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company’s operations, financial position, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying notes for the year ended June 27, 2025, included in the Company’s Annual Report on Form 10-K.
Fiscal Year
The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, the Company reports a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2025, which ended on June 27, 2025, was comprised of 52 weeks, with all quarters consisting of 13 weeks. Fiscal year 2026 will be comprised of 53 weeks and will end on July 3, 2026, with the first fiscal quarter consisting of 14 weeks. Unless otherwise indicated, references herein to specific years and quarters are to fiscal years and fiscal quarters, and references to financial information are on a condensed consolidated basis.
Segment Reporting
The Company develops, manufactures, markets, and sells data storage devices and solutions based on NAND flash technology in the U.S. and in foreign countries through its sales personnel, dealers, distributors, retailers, and subsidiaries. The Company manages and reports its business operations under a single reportable operating segment. Operating segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance.
The Chief Executive Officer, who is the CODM, evaluates the performance of the Company and makes resource allocation decisions for its single reportable operating segment based upon the Company’s condensed consolidated net income. The CODM considers variances of actual performance to forecasted amounts when making decisions. Asset information is not used by the CODM to evaluate performance or allocate resources.

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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Business Separation Costs
The Company has incurred separation and transition costs related to the completion of its separation from WDC. The separation and transition costs are recorded within Business separation costs in the Condensed Consolidated Statements of Operations.
Note 2.    Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands segment reporting requirements, primarily through enhanced disclosures surrounding significant segment expenses. This ASU expands on existing segment reporting requirements to require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity’s CODM, a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The Company adopted the guidance retrospectively in the fourth quarter of fiscal 2025. See Note 9, Segment Reporting, for additional disclosures.
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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.    Geographic Information and Concentrations of Risk
Disaggregated Revenue
The Company’s broad portfolio of technology and products addresses multiple end markets. Datacenter represents a large and growing end market comprised primarily of products for public or private cloud environments and enterprise customers. Through the Edge end market, the Company provides its original equipment manufacturer (“OEM”) and channel customers a broad array of high-performance flash solutions across personal computer, mobile, gaming, automotive, virtual reality headsets, at-home entertainment, and industrial spaces. The Consumer end market is highlighted by the Company’s broad range of retail and other end-user products, which capitalize on the strength of the Company’s product brand recognition and vast points of presence around the world.
The Company’s disaggregated revenue information was as follows:

	Three Months Ended
	October 3, 2025	September 27, 2024
	(in millions)
Revenue by end market:
Datacenter	$269	$300
Edge	1,387	1,069
Consumer	652	514
Total revenue	$2,308	$1,883

Revenue by geography:
Asia	$1,515	$1,150
Americas	406	443
Europe, Middle East and Africa	387	290
Total revenue	$2,308	$1,883
The Company’s top 10 customers accounted for 40% and 53% of its net revenue for the three months ended October 3, 2025 and September 27, 2024, respectively. For the three months ended October 3, 2025 and September 27, 2024, no customer accounted for more than 10% of the Company’s net revenue.
Note 4.    Revenue
Contract assets represent the Company’s right to consideration where performance obligations are completed but the customer payments are not due until another performance obligation is satisfied. The Company had no contract assets as of October 3, 2025 or June 27, 2025. Contract liabilities relate to customers’ payments in advance of performance under the contract and primarily relate to remaining performance obligations under professional service, support, and maintenance contracts. Contract liabilities as of October 3, 2025, and June 27, 2025, and changes in contract liabilities for the three months ended October 3, 2025 and September 27, 2024, were not material.
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
The Company applies the practical expedients and does not disclose the transaction price allocated to the remaining performance obligations for (i) arrangements with an original expected duration of one year or less, mainly consisting of professional service, support, and maintenance contracts, and (ii) variable consideration for sale-based or usage-based royalties for intellectual property license arrangements, which typically range longer than one year. The remaining performance obligations are mainly attributed to right-to-access patent license arrangements, professional service arrangements, and customer support and service contracts, which will be recognized over their contract period. For the three months ended October 3, 2025, the transaction price allocated to the remaining performance obligations was not material.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5.    Supplemental Financial Statement Data
Goodwill
The following table provides a summary of goodwill activity for the period presented:

Goodwill
(in millions)
Balance at June 27, 2025	$4,999
Impairment charges	—
Foreign currency translation adjustment	(1)
Balance at October 3, 2025	$4,998
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
For the three months ended October 3, 2025 and September 27, 2024, the Company recorded no impairment charges.
Accounts receivable, net
From time to time, in connection with factoring agreements, WDC sold certain of the Company’s trade accounts receivable without recourse to third-party purchasers in exchange for cash. During the three months ended October 3, 2025, there were no trade accounts receivable sold by the Company. During the three months ended September 27, 2024, there were no trade accounts receivable sold by WDC. There were no factored receivables outstanding as of October 3, 2025 and June 27, 2025.
Inventories

	October 3, 2025	June 27, 2025
	(in millions)
Inventories:
Raw materials and component parts	$1,289	$1,517
Work-in-process	255	262
Finished goods	363	300
Total inventories	$1,907	$2,079

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Property, plant and equipment, net

	October 3, 2025	June 27, 2025
	(in millions)
Property, plant and equipment:
Land	$10	$10
Machinery and equipment	1,499	1,480
Buildings and improvements	393	390
Computer equipment and software	182	176
Furniture and fixtures	18	18
Construction-in-process	58	51
Property, plant and equipment, gross	2,160	2,125
Accumulated depreciation	(1,530)	(1,506)
Property, plant and equipment, net	$630	$619
Product warranty liability
Changes in the warranty accrual were as follows:

October 3, 2025
(in millions)
Warranty accrual, beginning of period	$44
Charges to operations	14
Utilization	(8)
Changes in estimate related to pre-existing warranties	4
Warranty accrual, end of period	$54
The current portion of the warranty accrual was classified in Accrued expenses and the long-term portion was classified in Other liabilities as noted below:

	October 3, 2025	June 27, 2025
	(in millions)
Warranty accrual:
Current portion	$26	$22
Long-term portion	28	22
Total warranty accrual	$54	$44
Other liabilities

	October 3, 2025	June 27, 2025
	(in millions)
Other liabilities:
Non-current lease liability	$188	$193
Non-current net tax payable	112	131
Tax indemnification liability	125	110
Other non-current liabilities	68	62
Total other liabilities	$493	$496

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In connection with the separation, the Company recorded a $112 million liability to indemnify WDC as a result of the Tax Matters Agreement entered into between the parties in connection with the separation. The indemnification pertains to certain WDC tax positions where the underlying issues are determined to be related to the Company’s business before the spin-off. As WDC receives tax assessments, settles with tax authorities, or when the statute of limitation lapses, the indemnification liabilities will be reassessed and adjusted accordingly. The outstanding balance of the liability as of October 3, 2025 was $125 million.
Accumulated other comprehensive loss
Accumulated other comprehensive loss (“AOCL”), net of tax, refers to expenses, gains, and losses that are recorded as an element of equity but are excluded from net income. The components of AOCL were as follows:

	Foreign Currency Translation Adjustment	Unrealized Income (Losses) on Derivative Contracts	Total Accumulated Comprehensive Loss
	(in millions)
Balance at June 27, 2025	$(202)	$(47)	$(249)
Other comprehensive income (loss)	(14)	39	25
Income tax expense related to items of other comprehensive income	—	(10)	(10)
Net current-period other comprehensive income (loss)	(14)	29	15
Balance at October 3, 2025	$(216)	$(18)	$(234)
As of October 3, 2025, substantially all existing net losses related to cash flow hedges recorded in AOCL are expected to be reclassified to earnings within the next twelve months.
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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	October 3, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$533	$—	$—	$533
Foreign exchange contracts (included in Other current assets)	—	4	—	4
Total assets at fair value	$533	$4	$—	$537
Liabilities:
Foreign exchange contracts (included in Accrued expenses)	$—	$9	$—	$9
Total liabilities at fair value	$—	$9	$—	$9

	June 27, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$751	$—	$—	$751
Foreign exchange contracts (included in Other current assets)	—	17	—	17
Total assets at fair value	$751	$17	$—	$768
Liabilities:
Foreign exchange contracts (included in Accrued expenses)	$—	$22	$—	$22
Total liabilities at fair value	$—	$22	$—	$22
During the periods presented, the Company had no transfers of financial instruments between levels, and there were no changes in valuation techniques or the inputs used in the fair value measurement.
Financial Instruments Not Carried at Fair value
Financial instruments not recorded at fair value on a recurring basis (debt) had an estimated fair value of $1.4 billion as of October 3, 2025. The fair value of the debt was determined based on observable market prices in less active markets. The fair values do not indicate the amount the Company would have to pay to extinguish the debt. For more information regarding debt, see Note 8, Debt for additional disclosures.
Note 7.    Derivative Instruments and Hedging Activities
As of October 3, 2025, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed twelve months.
Changes in the fair values of the non-designated foreign exchange contracts are recognized in Other expense, net, and are largely offset by corresponding changes in the fair values of the foreign currency-denominated monetary assets and liabilities. For the three months ended October 3, 2025 and September 27, 2024, total net realized and unrealized transactions and foreign exchange contract currency were losses of $3 million and $15 million, respectively.
Unrealized gains or losses on designated cash flow hedges are recognized in AOCL. For more information regarding cash flow hedges, see Note 5, Supplemental Financial Statement Data—Accumulated other comprehensive loss for additional disclosures.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8.    Debt
Loan Agreement
Debt consisted of the following:

	October 3, 2025	June 27, 2025
	(in millions)
Variable interest rate Term Loan Facility maturing 2032	$1,400	$1,900
$1.5B Revolving Credit Facility maturing 2030	—	$—
Total debt	1,400	$1,900
Unamortized issuance costs	49	$51
Subtotal	1,351	$1,849
Less: Current portion of long-term debt	20	$20
Long term debt	$1,331	$1,829
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
The Loan Agreement includes certain restrictions (subject to certain exceptions outlined in the Loan Agreement) on the ability of the Company and its subsidiaries to undertake certain activities, including to incur indebtedness and liens, merge or consolidate with other entities, dispose or transfer their assets, pay dividends or make distributions, make investments, make payments on junior or subordinated debt, enter into burdensome agreements or transact with affiliates. The Loan Agreement also includes a financial covenant, which is solely for the benefit of the lenders under the Revolving Credit Facility, that prohibits the Company from exceeding a maximum Leverage Ratio (as defined in the Loan Agreement).
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
The outstanding principal balance of the Term Loan Facility is required to be repaid in quarterly installments that began on June 27, 2025, in an aggregate amount equal to 0.25% of the aggregate principal amount of the Term Loan Facility. A final payment comprised of all principal and interest is due and payable at maturity on February 20, 2032.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three months ended October 3, 2025, interest expense was $37 million and amortization of issuance costs was $2 million.
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
In connection with the issuance of the Revolving Credit Facility, the Company recognized deferred costs, classified as Other non-current assets of $8 million, which are amortized to Interest expense over the life of the facility.
The Loan Agreement also includes a financial covenant, which is solely for the benefit of the lenders under the Revolving Credit Facility, that prohibits the Company from exceeding a maximum Leverage Ratio (as defined in the Loan Agreement). As of October 3, 2025, the Company was in compliance with the financial covenant.
As of October 3, 2025, the Company had no outstanding standby letters of credit, and the available capacity under the Revolving Credit Facility was $1.5 billion.
Note 9.    Segment Reporting
The following table presents the revenue, costs of revenue, operating expenses, and operating income of the Company’s reportable operating segment under its internal management reporting system, along with a reconciliation to consolidated net income. This presentation aligns with how the CODM evaluates performance and allocates resources.

	October 3, 2025	September 27, 2024
	(in millions)
Revenue	2,308	1,883
Costs of revenue (1)	1,617	1,152
Operating expenses (1)	446	377
Stock-based compensation expenses	53	41
Employee termination and other	(3)	2
Business separation costs	9	20
Loss on business divestiture	10	—
Total interest and other expense, net	52	24
Income tax expense	12	56
Net income	$112	$211
(1) For purposes of the management view presented to the CODM, Costs of revenue excludes stock-based compensation and business separation costs, and Operating expenses excludes stock-based compensation, employee termination, and business separation, each of which are presented separately in the table above.
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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the notes receivable from, and equity investments in, Flash Ventures for the periods presented:

	October 3, 2025	June 27, 2025
	(in millions)
Notes receivable, Flash Partners	$6	$7
Notes receivable, Flash Alliance	39	36
Notes receivable, Flash Forward	296	316
Investment in Flash Partners	39	55
Investment in Flash Alliance	112	115
Investment in Flash Forward	110	125
Total notes receivable and investments in Flash Ventures	$602	$654
During the three months ended October 3, 2025 and September 27, 2024, the Company made net payments to Flash Ventures of $0.9 billion and $0.9 billion, respectively, for purchases of flash-based memory wafers and net loans. In addition, during the three months ended October 3, 2025, the Company received a $15 million dividend distribution from Flash Ventures.
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
As of October 3, 2025 and June 27, 2025, the Company had accounts payable balances due to Flash Ventures of $338 million and $279 million, respectively.
The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at October 3, 2025, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

October 3, 2025
(in millions)
Notes receivable	$341
Equity investments	261
Operating lease guarantees	1,219
Inventory and prepayments	1,273
Maximum estimable loss exposure	$3,094
The Company is obligated to pay for variable costs incurred by Flash Ventures in producing the Company’s share of Flash Ventures’ flash-based memory wafer supply, based on its rolling three-month forecast. The Company’s share generally equals 50% of Flash Ventures’ output. In addition, the Company is obligated to pay for half of Flash Ventures’ fixed costs regardless of the output the Company chooses to purchase. The Company cannot estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers. In addition, the Company is committed to fund 49.9% to 50.0% of each Flash Ventures entity’s capital investments to the extent that the Flash Ventures entity’s operating cash flow is insufficient to fund these investments.
Flash Ventures has historically operated at nearly 100% of its manufacturing capacity. During the three months ended October 3, 2025, as a result of flash market conditions, the Company temporarily reduced its utilization of its share of Flash Ventures’ manufacturing capacity to a level that more closely aligned the Company’s flash-based wafer supply with projected demand. During the three months ended October 3, 2025, the Company incurred costs of $11 million associated with the reduction in utilization related to Flash Ventures, which was recorded as a charge to Cost of revenue. No such charges were incurred during the three months ended September 27, 2024.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has facility agreements with Kioxia related to the construction and operation of Kioxia’s 300-millimeter wafer fabrication facility in Kitakami, Japan, referred to as “K1”, a wafer fabrication facility in Yokkaichi, Japan, referred to as “Y7”, and a wafer fabrication facility in Kitakami, Japan, referred to as “K2”. In connection with the construction of these facilities, the Company makes prepayments toward Kioxia’s future building depreciation. In connection with the start-up of the K1, Y7 and K2 facilities, the Company has made prepayments over time, and as of October 3, 2025, $914 million, with $131 million recorded within Other current assets and $783 million recorded within Other non-current assets in the Condensed Consolidated Balance Sheets, remain to be credited against future building depreciation charges and ultimately released within Costs of revenue when the Company’s inventory is sold. As of October 3, 2025, the Company is also committed to making additional building depreciation prepayments of $259 million, based on the Japanese yen to U.S. dollars exchange rate of ¥147.34 as of such date, payable as follows: $32 million for the remaining of fiscal year 2026, $119 million in fiscal year 2027, $95 million in fiscal year 2028 and $14 million in fiscal year 2029. As of October 3, 2025, in addition to the requirements to make building depreciation prepayments, the Company will also make payments for building depreciation of approximately $186 million at varying dates through fiscal year 2035.
Inventory Purchase Commitments with Flash Ventures. Purchase orders placed with Flash Ventures for up to three months are binding and cannot be canceled.
Research and Development Activities. The Company participates in common research and development (“R&D”) activities with Kioxia and is contractually committed to a minimum funding level. R&D commitments due for the remaining nine months of 2026 are $87 million.
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
The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of October 3, 2025:

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥180	$1,219
The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments, in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of October 3, 2025:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
2026	297	70	367
2027	274	104	378
2028	138	100	238
2029	58	54	112
2030	25	62	87
2031	2	35	37
Total guarantee obligations	$794	$425	$1,219

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company and Kioxia have agreed to mutually contribute to and indemnify each other and Flash Ventures for environmental remediation costs or liabilities resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments nor recorded any indemnification receivables under any such agreements. As of October 3, 2025, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.
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
Proceeds from the sale, including working capital adjustments, were $659 million (pre-tax). On October 1, 2024, the Company received an initial pre-tax installment of $262 million. On January 6, 2025, the Company received a second pre-tax installment of $210 million. The remaining $187 million pre-tax proceeds are payable in five equal installments of approximately $37 million on September 28 of each year through September 28, 2029.
On September 25, 2025, SanDisk China and JCET entered into an Amendment No. 1 to the Amended and Restated Equity Purchase Agreement that included a $10 million provision for working capital support, resulting in a reduction of the September 28, 2025 installment payment from JCET to $27 million. The Company recognized the adjustment as a Loss on business divestiture for the three months ended October 3, 2025.
As of October 3, 2025, the outstanding consideration receivable was recognized at its present value of $133 million, with $36 million classified as Other current assets and $97 million classified as Other non-current assets in the Condensed Consolidated Balance Sheets. The remaining present value discount of $17 million as of October 3, 2025 will be recognized using the effective interest method over the next four years as Interest income in the Condensed Consolidated Statements of Operations.
The Company’s 20% retained interest in SDSS was determined to be valued at $158 million based on the fair value of the total pre-tax consideration received and receivable from JCET for its purchase of its 80% interest in SDSS. The Company accounts for its 20% interest in SDSS as an equity method investment within Other non-current assets in the Condensed Consolidated Balance Sheets. The Company’s 20% interest in the earnings of SDSS is recognized one quarter in arrears and is reported in Other expense, net in the Condensed Consolidated Statements of Operations. As of October 3, 2025, the 20% retained interest in SDSS was valued at $162 million.
Subsequent to and in connection with the Transaction, Western Digital Technologies, Inc. (“WDT,” a WDC affiliate) entered into a five-year supply agreement with SDSS (the “Supply Agreement”) to purchase certain flash-based products with a minimum annual commitment of $550 million (the “minimum annual commitment”). On January 10, 2025, the Company and WDT entered into an assignment agreement, pursuant to which, WDT assigned all of its rights and obligations under the Supply Agreement to the Company. The Supply Agreement contains specific penalties the Company must pay if it fails to meet its minimum annual commitment. The Supply Agreement also provides that if the Company’s purchases exceed the minimum annual commitment in any of the two years immediately succeeding any annual period where a shortfall penalty has been paid, SDSS shall reimburse the Company an amount not exceeding the previously paid penalty amount. The Supply Agreement expires on September 28, 2029, and automatically renews for additional one-year terms unless earlier terminated by either of the parties. The Company also entered into an agreement to grant SDSS certain intellectual property rights on a royalty-free basis for use in manufacturing products on the Company’s behalf for the term of and under the Supply Agreement. For the three months ended October 3, 2025, the Company made purchases of $139 million under the Supply Agreement and had a $147 million accounts payable balance due to SDSS as of October 3, 2025.
The Company also entered into an arrangement to provide certain transition services for a limited period following the closing of the Transaction. Charges under this arrangement were not material.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Prior to the execution of the Equity Transfer Agreement, the Unis Venture was not historically managed as a component of the Company and as such, the related equity method investment was not reflected within the Company’s Condensed Consolidated Financial Statements. After the execution of the Equity Transfer Agreement, the Company accounts for its investment in the Unis Venture under the equity method of accounting. The Company’s 48% interest in the earnings of the Unis Venture will be recognized one quarter in arrears from the date the Unis Venture was transferred to the Company and will be reported in Other expense, net in the Condensed Consolidated Statements of Operations.
Revenue from products distributed by the Unis Venture is recognized upon sell-through to third-party customers. For the three months ended October 3, 2025, and September 27, 2024, the Company recognized approximately 1% and 1%, respectively, of its condensed consolidated revenue on products distributed by the Unis Venture. The outstanding accounts receivable due from the Unis Venture were 2% and 1% of Accounts receivable, net, as of October 3, 2025 and June 27, 2025, respectively.
Related Party Transactions
Separation and Distribution Agreement and Other Related Party Transactions with WDC
As described in Note 1, Organization and Basis of Presentation, on February 21, 2025, in connection with the separation, the Company entered into several agreements that provide a framework for Sandisk’s relationship with WDC after the separation. These include, but are not limited to, the following:
•Separation and Distribution Agreement - The separation and distribution agreement contains key provisions related to the separation of the Company from WDC, including the transfer of assets and assumptions of liabilities. In connection with this agreement, certain assets and liabilities included in the Company’s Condensed Combined Balance Sheets were retained by WDC and certain assets and liabilities not included in the Company’s Condensed Combined Balance Sheets were transferred to the Company as of the date of the separation.
As of quarter end October 3, 2025, the separation between the Company and WDC has been finalized, and no separation-related adjustments have been, or are expected to be, incurred going forward.
•Employee Matters Agreement - The Employee Matters Agreement allocates liabilities and responsibilities relating to employment matters, employee compensation and benefit plans and programs and other related matters. Pursuant to this agreement, during the three months ended October 3, 2025, the Company received reimbursement of short-term employee incentives totaling $22 million from WDC.
•Transition Services Agreement - The Transition Services Agreement governs the provision of transition services from WDC to Sandisk, and from Sandisk to WDC and its affiliates, on an interim, transitional basis following the separation.
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

As a result of this agreement, the Company recorded a tax indemnification liability of $112 million on February 21, 2025. This liability was subsequently increased to reflect changes in indemnification obligations under the Tax Matters Agreement, which is recorded in Other expense, net in the Condensed Consolidated Statements of Operations. The remaining tax indemnification liability of $125 million is classified as Other liabilities in the Condensed Consolidated Balance Sheets as of October 3, 2025.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following presents Interest expense and Interest income on notes due to (from) Western Digital Corporation, which were recorded within Interest expense and Interest income in the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended
	October 3, 2025	September 27, 2024
	(in millions)
Interest income on notes due from Western Digital Corporation	$—	$(1)
Interest expense on notes due to Western Digital Corporation	$—	$2
Allocation of Corporate Expenses
Prior to the separation, WDC provided various corporate services to the Company in the ordinary course of business, including executive management, finance, tax, legal, information technology, employee benefits administration, treasury, risk management, procurement and other shared services. These corporate expenses were allocated to the Company based on direct usage or benefit, where identifiable, with the remainder allocated based on headcount, revenue or other relevant measures. Management believes the basis on which the expenses were allocated to be a reasonable reflection of the utilization of services provided to the Company or the benefit received by the Company.
Effective at the beginning of the second quarter of fiscal year 2025, the Company was operationally separated from the operations that were ultimately retained by WDC following completion of the spin-off. In connection with this operational separation, personnel serving the Company in shared service functions were transferred into legal entities dedicated to the Company, and substantially all assets, liabilities, and contracts pertaining to operations of the Company were transferred to legal entities dedicated to the Company as well. Accordingly, there was a substantial reduction in the pool of shared corporate overhead costs of WDC that were subject to allocation in the second and third quarters of fiscal year 2025 and those allocations ceased post-separation.
The table below summarizes the impact of expense allocations from WDC within the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended
	October 3, 2025	September 27, 2024
	(in millions)
Research and development	$—	$187
Selling general, and administrative	—	113
Business separation costs	—	2
Employee termination and other charges	—	20
Total allocation of Corporate Expenses	$—	$322
The Company’s historical financial statements do not purport to reflect what results of operations, financial position, equity or cash flows would have been if the Company had operated as a standalone company during the periods presented.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash Management
Prior to the separation, WDC provided funding for the Company’s operating and investing activities, including pooled cash managed by WDC’s treasury, to fund operating expenses and capital expenditures. WDC also directly collected certain of the Company’s receivables. These activities were reflected as a component of the Net investment from Western Digital Corporation, and this arrangement is not reflective of the manner in which the Company would operate on a standalone company separate from WDC during the periods presented.
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

	Three Months Ended
	October 3, 2025	September 27, 2024
	(in millions)
Net transfers from Western Digital Corporation per Condensed Consolidated Statements of Shareholders’ Equity	$—	$583
Notes due to Western Digital Corporation	—	(378)
Other assets and liabilities, net transferred from Western Digital Corporation	—	(6)
Property, plant and equipment, net transferred from Western Digital Corporation	—	(3)
Tax balances transferred from Western Digital Corporation	—	(7)
Net transfers to Western Digital Corporation per Condensed Consolidated Statements of Cash Flows	$—	$189
Note 11.    Leases and Other Commitments
Leases
The Company leases certain domestic and international facilities and datacenter space under long-term, non-cancelable operating leases that expire at various dates through fiscal year 2039. In connection with and subsequent to the separation, the Company entered into various sublease agreements with WDC under long-term, non-cancelable operating leases that expire at various dates through fiscal year 2031.
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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents right-of-use lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	October 3, 2025	June 27, 2025
	(in millions)
Operating lease right-of-use assets (included in other non-current assets)	$207	$214

Operating lease liabilities:
Current portion of long-term operating lease liabilities (included in accrued expenses)	24	26
Long-term operating lease liabilities (included in other liabilities)	188	193
Total operating lease liabilities	$212	$219
The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	Three Months Ended
	October 3, 2025	September 27, 2024
	(in millions)
Cost of operating leases	$11	$7
Cash paid for operating leases	10	7
Operating lease assets obtained in exchange for operating lease liabilities	2	—
The weighted average remaining lease term and discount rate for the Company’s operating leases were as follows:

	October 3, 2025	September 27, 2024
Weighted average remaining lease term in years	10.9	13.6
Weighted average discount rate	7.3%	7.5%

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of October 3, 2025, minimum lease payments were as follows:

Lease Amounts
(in millions)
Minimum lease payments by fiscal year:
Remaining nine months of 2026	$29
2027	36
2028	28
2029	24
2030	20
Thereafter	182
Total future minimum lease payments	319
Less: Imputed interest	107
Present value of lease liabilities	$212
Purchase Agreements and Other Commitments
In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the coming months, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent upon certain conditions such as performance, quality and technology of the vendor’s components. As of October 3, 2025, the Company had the following minimum long-term commitments:

Long-term commitments
(in millions)
Fiscal year:
Remaining nine months of 2026	$98
2027	583
2028	570
2029	570
2030	570
Thereafter	90
Total	$2,481
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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In connection with the separation, all outstanding RSU and PSU awards held by former employees of WDC and its affiliates, who became Sandisk employees after the separation, were adjusted pursuant to conversion ratios determined in accordance with the terms of the Employee Matters Agreement. Outstanding RSU and PSU awards held by employees in the positions of Vice President and above as of the separation date were converted into RSU or PSU awards of Sandisk shares and RSU awards of WDC shares on a ratio of one-third (1/3) of one share of the Company’s common stock for each WDC award held by each such employee. For all other employees, the value of the converted RSU awards was designed to preserve the aggregate intrinsic value of the award immediately after the separation when compared to the aggregate intrinsic value of those awards immediately prior to separation. Pursuant to the Employee Matters Agreement, the converted awards shall generally continue to be subject to the same terms and conditions as were applicable to the original WDC awards, including with respect to vesting, except as described in the Employee Matters Agreement. As a result of the conversion, the Company will incur approximately $29 million of incremental stock-based compensation expense over the remaining service period for the awards. Of this amount, $5 million was recognized during the quarter ended October 3, 2025, and approximately $24 million is expected to be recognized over the awards’ remaining service periods.
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
The following table summarizes RSU and PSU award activity under the Company’s incentive plans during the three months ended October 3, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)
RSUs and PSUs outstanding at June 27, 2025	6.6	$38.98	$—
Granted	3.2	52.78	—
Issued	(1.0)	39.34	48.45
Canceled/forfeited	(0.2)	35.95	—
RSUs and PSUs outstanding at October 3, 2025	8.6	$44.12	$48.45
RSUs are generally settled in an equal number of shares of the Company’s common stock upon vesting. PSUs contain performance conditions under which the recipient may earn between 0% to 300% of the target number of shares awarded. The PSU awards consist of 1.4 million granted awards that could result in a maximum of 3.6 million shares available to vest if all PSU performance conditions are met. Forfeitures are recognized as they occur.
Compensation cost related to unvested RSUs, PSUs, and rights to purchase shares of common stock under the ESPP is amortized on a straight-line basis over the remaining service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of October 3, 2025:

	Unamortized Compensation Costs	Weighted average service period
	(in millions)	(years)
RSUs and PSUs	$424	2.78
ESPP	—	—
Total unamortized compensation cost	$424

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employee Stock Purchase Plan
The Company has an ESPP under which WDC, as its previously sole stockholder, approved an aggregate of approximately 4.3 million shares of common stock for issuance to eligible employees. The fair value of the award at the grant date is based on the Black-Scholes valuation model. The plan permits eligible employees to purchase common stock, through payroll deductions, at 95% of the fair market value of a share of common stock on the first day of the 24-month offering period in which the employees are participating or 95% of the fair market value of a share of common stock on the applicable exercise date, whichever is lower. Rights to purchase shares are granted during the second and fourth quarters of each fiscal year.
Stock-based Compensation Expense
The following tables present the Company’s stock-based compensation for equity-settled awards by type, financial statement line, and the related tax benefit included in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended
	October 3, 2025	September 27, 2024
	(in millions)
RSUs and PSUs	$51	$36
ESPP	2	5
Total	$53	$41

	Three Months Ended
	October 3, 2025	September 27, 2024
	(in millions)
Cost of revenue	$4	$6
Research and development	23	15
Selling general, and administrative	26	20
Subtotal	$53	$41
Tax benefit	(6)	(5)
Total	$47	$36
Any shortfalls or excess windfall tax benefits and tax deficiencies for shortfalls related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, were not material for the periods presented.
Note 13.     Net Income per Common Share
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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the computation of basic and diluted income per common share:

	Three Months Ended
	October 3, 2025	September 27, 2024
	(in millions, except per share amounts)
Net income	$112	$211

Weighted average shares outstanding:
Basic	146	145
Diluted (1)	149	145

Net income per common share:
Basic	$0.77	$1.46
Diluted (1)	$0.75	$1.46
(1) For the three months ended October 3, 2025, 0.7 million weighted average outstanding awards were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.
Basic net income per share is computed using (i) net income divided by (ii) weighted average basic shares outstanding. Diluted net income per share is computed as (i) net income divided by (ii) weighted average diluted shares outstanding. The treasury stock method is used to determine the dilutive impact of unvested equity awards.
Potentially dilutive shares include dilutive outstanding employee RSUs, PSUs, and rights to purchase shares of common stock under the ESPP.
Note 14.    Income Tax Expense
H.R.1, more widely known as the One Big Beautiful Bill Act (“OBBBA”), was signed into law on July 4, 2025. It reversed the requirement for capitalization of U.S. research and development expenditures that came into law under the Tax Cuts and Jobs Act of 2017, but the mandatory requirement of capitalization of foreign research and development expenditures remains. The tax rates for income earned by the Company’s foreign subsidiaries are changed under H.R. 1, which applies to the Company’s fiscal years 2027 and onwards. Depending on the Company’s operating results, these changes can materially impact the Company’s effective tax rate and its operating cash flows. During the three months ended October 3, 2025, the Company recorded a $10 million tax benefit in relation to the OBBBA’s impact on its 2025 tax provision.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, which contained significant changes to laws related to tax, climate, energy, and health care. The tax measures include, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.0 billion. The Company does not expect to be subject to the CAMT of 15% for fiscal year 2026 as its average annual AFSI did not exceed $1.0 billion for the preceding three-year period.
On December 20, 2021, the Organization for Economic Co-operation and Development G20 Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two (“Pillar Two”). Several non-U.S. jurisdictions have either enacted legislation or announced their intention to enact future legislation to adopt certain or all components of Pillar Two, some of which are effective for the Company in fiscal year 2025. For the first fiscal quarter of 2026, the Company expects to be able to meet certain transitional safe harbors and does not expect any material Pillar Two taxes. There may be material increases in the Company’s future tax obligations if the Company’s operating results change.
The following table presents the Company’s Income tax expense and effective tax rate:

	Three Months Ended
	October 3, 2025	September 27, 2024
	(in millions)
Income before taxes	$124	$267
Income tax expense	12	56
Effective tax rate	10%	21%

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The relative mix of earnings and losses by jurisdiction, credits and tax holidays in Malaysia that will expire at various dates during years 2028 through 2031 resulted in decreases to the effective tax rate below the U.S. statutory rate for the three months ended October 3, 2025.
The relative mix of earnings and losses by jurisdiction, the deduction for foreign-derived intangible income, credits and tax holidays in Malaysia that will expire at various dates during years 2028 through 2031 resulted in decreases to the effective tax rate below the U.S. statutory rate for the three months ended September 27, 2024. However, the tax effects of the mandatory capitalization of R&D expenses offset these decreases, resulting in the effective tax rate being closer to the U.S. Federal statutory rate for the three months ended September 27, 2024.
Uncertain Tax Positions
With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Condensed Consolidated Balance Sheets.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding accrued interest and penalties for the three months ended October 3, 2025:

(in millions)
Accrual balance at June 27, 2025	$140
Gross increases related to current year tax positions	1
Gross decrease related to prior year tax positions	(4)
Accrual balance at October 3, 2025	$137
As of October 3, 2025 and June 27, 2025, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was $137 million and $140 million, respectively. Interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of October 3, 2025 and June 27, 2025 was $13 million and $11 million, respectively.
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
Note 15.    Legal Proceedings
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. You should read this information in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and notes thereto for the fiscal year ended June 27, 2025, included in our Annual Report on Form 10-K. See also “Forward-Looking Statements” immediately prior to Part I, Item 1 in this Quarterly Report on Form 10-Q.
Unless otherwise indicated or the context requires, references herein to specific years and quarters are to our fiscal years and fiscal quarters. As used herein, the terms “we,” “us,” “our,” and the “Company” refer to Sandisk Corporation and its subsidiaries.
Overview
Sandisk is a leading developer, manufacturer and provider of data storage devices and solutions based on NAND flash technology. With a differentiated innovation engine driving advancements in storage and semiconductor technologies, our broad and ever-expanding portfolio delivers powerful flash storage solutions for artificial intelligence (“AI”) workloads in datacenters, edge devices, and consumer applications. Our technologies enable everyone from students, gamers and home offices to the largest enterprises and public clouds to produce, analyze, and store data. Our solutions include a broad range of solid-state drives (“SSD”), embedded products, removable cards, universal serial bus drives and wafers and components. Our broad portfolio of technology and products addresses multiple end markets of “Datacenter” (formerly referred to as “Cloud”), “Edge” (formerly referred to as “Client”), and “Consumer.”
The Datacenter end market is comprised primarily of products for datacenters, cloud service providers, and private cloud customers. Through the Edge end market, we provide our original equipment manufacturer (“OEM”) and channel customers a broad array of high-performance flash solutions across personal computer, mobile, gaming, automotive, virtual reality headsets, at-home entertainment, and industrial spaces. The Consumer end market is highlighted by our broad range of retail and other end-user products, which capitalize on the strength of our product brand recognition and vast points of presence around the world.
Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, we report a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2025, which ended on June 27, 2025, was comprised of 52 weeks, with each fiscal quarter consisting of 13 weeks. Fiscal year 2026 will be comprised of 53 weeks and will end on July 3, 2026, with the first fiscal quarter consisting of 14 weeks.
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
On February 21, 2025, WDC executed the spin-off of the Company through WDC’s pro rata distribution of 116,035,464, or 80.1%, of the Company’s outstanding shares of common stock to holders of WDC’s common stock. Each WDC stockholder received one-third (1/3) of one share of the Company’s common stock for each share of WDC’s common stock held by such WDC stockholder as of February 12, 2025, the record date of the distribution. Upon completion of the separation, WDC owned 28,827,787, or 19.9%, of the outstanding shares of the Company’s common stock, which WDC is expected to retain for a period of up to twelve months following the distribution. Following the distribution, the Company became an independent publicly listed company, and on February 24, 2025, the Company began trading as an independent, publicly traded company under the stock symbol “SNDK” on Nasdaq.
On June 9, 2025, WDC disposed of 21,314,768, or 14.6%, of our common stock through an exchange of our common stock for WDC debt held by WDC creditors which shares were sold by affiliates of the WDC creditors in a registered public offering by the Company. All expenses for the offering were paid for by us. As of October 3, 2025, WDC continued to retain 7,513,019, or 5.1%, of the outstanding shares of the Company’s common stock.

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
On September 25, 2025, SanDisk China and JCET entered into an Amendment No. 1 to the Amended and Restated Equity Purchase Agreement that included a $10 million provision for working capital support, resulting in a reduction of the September 28, 2025 installment payment from JCET. The Company recognized the adjustment as a Loss on business divestiture for the three months ended October 3, 2025 and the amendment reduced the September 28, 2025 installment to $27 million, as discussed in Part I, Item 1, Note 10, Related Parties and Related Commitments and Contingencies—Flash Ventures of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Subsequent to, and in connection with, the sale of SDSS, the Company entered into a five-year supply agreement with SDSS to purchase certain flash-based products with a minimum annual commitment of $550 million. The Supply Agreement contains specific penalties the Company must pay if it fails to meet its minimum annual commitment. The Supply Agreement also provides that if the Company’s purchases exceed the minimum annual commitment in any of the two years immediately succeeding any annual period where a shortfall has been paid, SDSS shall reimburse the Company an amount not exceeding the previously paid penalty amount. The Supply Agreement expires on September 28, 2029, and automatically renews for additional one year terms unless earlier terminated by either of the parties. The Company also entered into an agreement to grant SDSS certain intellectual property rights on a royalty-free basis for use in manufacturing products on the Company’s behalf for the term of and under the Supply Agreement. As a result of this Transaction, we expect to incur a modest reduction in annual operating expenses and a reduction in annual capital expenditures related to the assembly and testing of flash-based products. We also anticipate that the transition to a contract manufacturing model through SDSS will result in a small increase in our annual cost of revenue for flash-based products.
Financing Activities
Prior to the separation, the Company received financing from certain of WDC’s subsidiaries in the form of borrowings under revolving credit agreements and promissory notes to fund activities primarily related to Flash Ventures. Additional information regarding our outstanding notes due to (from) Western Digital Corporation is included in Part I, Item 1, Note 10, Related Parties and Related Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
As of October 3, 2025, the Company has drawn no amounts under the Revolving Credit Facility.
Operational Update
In the first quarter, we generally saw demand for our NAND continue to outpace supply, leading to improved revenues when compared to prior periods. We expect this balance of supply and demand to persist through calendar year 2026 and beyond. The rapid growth of AI infrastructure is driving demand for high-performance storage products, and AI adoption is driving the need for NAND storage to support these workloads.
We continue to manage our supply to match market demand. In doing so, we expect to invest in, and allocate resources to, high-value opportunities for both the short-term and long-term benefit of our customers and the Company.
In 2025, the U.S. began enacting a number of changes in U.S. trade policy, including increased tariffs on imported goods. Currently, the majority of our products sold in the U.S. are exempt from tariffs, but additional tariff increases, or the loss of applicable exemptions would increase the cost of goods sold for our products sold in the U.S., which could negatively impact our margins and financial performance. Increases in the price of our products in response to increased costs may adversely impact demand for those products in the U.S., which could also negatively impact our performance and financial results.

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
Basis of Presentation
On February 21, 2025, the Company became a standalone publicly traded company, and its financial statements are now presented on a consolidated basis. Prior to the separation, the Company’s historical combined financial statements were derived from WDC’s consolidated financial statements and accounting records and prepared as if the Company existed on a standalone basis. The financial statements for all periods presented, including the historical results of the Company prior to February 21, 2025, are now referred to as “Consolidated Financial Statements” and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the policies and practices that are generally accepted in the industry in which it operates, in consistency with prior statements.
The following discussion reflects the Company’s financial condition and results of operations as set forth in the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
For additional information, including a discussion of the basis of presentation for periods prior to and post separation, see Part I, Item 1, Note 1, Organization and Basis of Presentation of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Results of Operations
Overview
The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by U.S. dollars and percentage of net revenue(1):

	Three Months Ended
	October 3, 2025		September 27, 2024		$ Change	% Change
	(in millions, except percentages)
Revenue, net	$2,308	100.0%	$1,883	100.0%	$425	23%
Cost of revenue	1,621	70.2	1,157	61.4	464	40
Gross profit	687	29.8	726	38.6	(39)	(5)
Operating expenses:
Research and development	316	13.7	283	15.0	33	12
Selling, general and administrative	179	7.8	130	6.9	49	38
Business separation costs	9	0.4	20	1.1	(11)	(55)
Employee termination and other	(3)	(0.1)	2	0.1	(5)	(250)
Loss on business divestiture	10	0.4	—	—	10	—
Total operating expenses	511	22.2	435	23.1	76	17
Operating income	176	7.6	291	15.5	(115)	(40)
Interest and other expense:
Interest income	16	0.7	3	0.2	13	433
Interest expense	(40)	(1.7)	(2)	(0.1)	(38)	(1900)
Other expense, net	(28)	(1.2)	(25)	(1.3)	(3)	(12)
Total interest and other expense, net	(52)	(2.2)	(24)	(1.2)	(28)	(117)
Income before taxes	124	5.4	267	14.3	(143)	(54)
Income tax expense	12	0.5	56	3.0	(44)	(79)
Net income	$112	4.9	$211	11.3	$(99)	(47)
(1) Percentage may not total due to rounding.
The following table sets forth, for the periods presented, summary information regarding our disaggregated revenue:

	Three Months Ended
	October 3, 2025	September 27, 2024
	(in millions)
Revenue by end market:
Datacenter	$269	$300
Edge	1,387	1,069
Consumer	652	514
Total revenue	$2,308	$1,883

Revenue by geography:
Asia	$1,515	$1,150
Americas	406	443
Europe, Middle East and Africa	387	290
Total revenue	$2,308	$1,883

Net Revenue
Net revenue increased 23% in the three months ended October 3, 2025 from the comparable period in the prior year, primarily due to a 31% increase in exabytes sold due to stronger demand in our data storage products, partially offset by a 9% decrease in average selling prices (“ASP”) per gigabyte.
Datacenter revenue decreased 10% in the three months ended October 3, 2025 from the comparable period in the prior year, primarily due to an 11% decrease in ASP per gigabyte, partially offset by a 1% increase in exabytes sold.
Edge revenue increased 30% in the three months ended October 3, 2025 from the comparable period in the prior year, primarily due to a 39% increase in exabytes sold, partially offset by an 11% decrease in ASP per gigabyte.
Consumer revenue increased 27% in the three months ended October 3, 2025 compared to the comparable period in the prior year, primarily due to a 32% increase in exabytes sold, partially offset by a 4% decrease in ASP per gigabyte.
The changes in net revenue by geography in the three months ended October 3, 2025 from the comparable period in the prior year primarily reflected higher revenue in the Asia region from Edge customers, partially offset by lower revenue in the Americas, Europe, Middle East and Africa.
Consistent with standard industry practice, we offer sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three months ended October 3, 2025 and September 27, 2024, these programs represented 16% and 16%, respectively, of gross revenues. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors, including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.
Gross Profit and Gross Margin
Gross profit and gross margin decreased by $39 million and 9%, respectively, for the three months ended October 3, 2025 from the comparable period in the prior year, as the increase in exabytes sold was offset by a lower ASP and higher costs per gigabyte.
The lower ASP was primarily driven by higher peak pricing in the comparative period. In addition, the cost per gigabyte has increased, resulting in a higher cost of revenue, coupled with $10.5 million in underutilization charges in the three months ended October 3, 2025, for which there were no comparable charges in the comparable period.
Operating Expenses
Research and development (“R&D”) expenses increased $33 million in the three months ended October 3, 2025 from the comparable period in the prior year, primarily due to a $16 million increase in compensation and benefits due to variable compensation associated with company performance, and an additional week within the fiscal quarter, a $6 million increase in datacenter program material purchases and a $4 million increase in spending for R&D projects as we continue to invest in innovation.
Selling, general and administrative expenses increased $49 million in the three months ended October 3, 2025 from the comparable period in the prior year, primarily due to a $12 million increase in compensation and benefits mainly due to variable compensation associated with company performance, and an additional week within the fiscal quarter, an $11 million increase in stock based compensation, an $11 million increase in materials, driven by higher samples for new programs, and a $9 million increase in marketing costs.
Employee termination and other charges decreased $5 million in the three months ended October 3, 2025 from the comparable period in the prior year, as there were no restructuring actions taken in the current period.
Business separation costs
Business separation costs decreased $11 million in the three months ended October 3, 2025 from the comparable period in the prior year, as we are now post-separation and related costs are decreasing.
Loss on business divestiture
Loss on business divestiture increased $10 million in the three months ended October 3, 2025 from the comparable period in the prior year due to an amendment to the Amended and Restated Equity Purchase Agreement with JCET, related to our prior sale of SDSS, for which there was no comparable transaction in the prior period. On September 25, 2025, SanDisk China and JCET entered into an Amendment No. 1 to the Amended and Restated Equity Purchase Agreement that included a $10 million provision for working capital support, resulting in a reduction of the September 28, 2025 installment payment from JCET. The Company recognized the adjustment as a Loss on business divestiture for the three months ended October 3, 2025, as discussed in Part I, Item 1, Note 10, Related Parties and Related Commitments and Contingencies—Flash Ventures of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Interest and Other Expense, net
Interest and other expense, net increased $28 million in the three months ended October 3, 2025 from the comparable period in the prior year, primarily due to a $37 million increase in interest expense from our Term Loan Facility, partially offset by a $13 million increase in interest income related to cash and investment accounts.
Income Tax Expense
H.R.1, more widely known as the One Big Beautiful Bill Act (“OBBBA”), was signed into law on July 4, 2025. It reversed the requirement for capitalization of U.S. research and development expenditures that came into law under the Tax Cuts and Jobs Act of 2017, but the mandatory requirement of capitalization of foreign research and development expenditures remains. The tax rates for income earned by our foreign subsidiaries will also be changed under H.R. 1, which applies to our fiscal years 2027 and onwards. Depending on our operating results, these changes can materially impact our effective tax rate and operating cash flows. During the three months ended October 3, 2025, we recorded a $10 million tax benefit in relation to the OBBBA’s impact on the Company’s 2025 tax provision.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, which contained significant changes to laws related to tax, climate, energy, and health care. The tax measures include, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three- year average annual adjusted financial statement income (“AFSI”) exceeding $1.0 billion. We do not expect to be subject to the CAMT of 15% for fiscal year 2026 as our average annual AFSI did not exceed $1.0 billion for the preceding three-year period.
On December 20, 2021, the Organization for Economic Co-operation and Development G20 Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two (“Pillar Two”). Several non-U.S. jurisdictions have either enacted legislation or announced their intention to enact future legislation to adopt certain or all components of Pillar Two, some of which are effective for us in fiscal 2025. For the first fiscal quarter of 2026, we expect to be able to meet certain transitional safe harbors and do not expect any material Pillar Two taxes. There may be material increases in our future tax obligations if our operating results change.
The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended
	October 3, 2025	September 27, 2024
	(in millions)
Income before taxes	$124	$267
Income tax expense	12	56
Effective tax rate	10%	21%
The relative mix of earnings and losses by jurisdiction, the deduction for foreign-derived intangible income, credits and tax holidays in Malaysia that will expire at various dates during years 2028 through 2031 resulted in decreases to the effective tax rate below the U.S. statutory rate for the three months ended October 3, 2025.
For additional information regarding income tax expense, see Part I, Item 1, Note 14, Income Tax Expense of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Financial condition, liquidity and capital resources
The following table summarizes our Condensed Consolidated Statements of Cash Flows of October 3, 2025 and September 27, 2024:

	Three Months Ended
	October 3, 2025	September 27, 2024
	(in millions)
Net cash provided by (used in):
Operating activities	$488	$(131)
Investing activities	(15)	(19)
Financing activities	(515)	214
Effect of exchange rate changes on cash	3	1
Changes in cash and cash equivalents classified as assets held for sale	$—	$(71)
Net decrease in cash and cash equivalents	$(39)	$(6)
In alignment with market conditions, we maintained what we believe to be a conservative capital expenditure strategy for fiscal year 2025. For fiscal year 2026, we anticipate increased capital investments as we transition to newer nodes to meet the demand and technology needs of our product portfolio.
We believe our cash and cash equivalents will be sufficient to meet our working capital, debt and capital expenditure needs for at least the next twelve months and for the foreseeable future thereafter. We believe we can also access the various capital markets to further supplement our liquidity position if necessary. Our ability to sustain our working capital position is subject to a number of risks that we discuss under the heading “Risk Factors” included in Part I, Item 1A., Risk Factors included in our Annual Report on Form 10-K.
A total of $626 million and $692 million of our cash and cash equivalents were held outside of the U.S. as of October 3, 2025 and June 27, 2025, respectively. There are no material tax consequences that were not previously accrued for the repatriation of this cash. Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities.
Operating Activities
Net cash provided by (used in) operating activities primarily consists of net income or loss, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. Net cash provided as a result of changes in operating assets and liabilities was $250 million in the three months ended October 3, 2025, as compared to $344 million net cash used in the three months ended September 27, 2024, reflecting an increase in the volume of our business, as discussed above.
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

	Three Months Ended
	October 3, 2025	September 27, 2024
Days sales outstanding	51	50
Days in inventory	115	163
Days payable outstanding	(53)	(51)
Cash conversion cycle	113	162
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

For the three months ended October 3, 2025 and September 27, 2024, DSO remained consistent primarily due to the timing of receivables collections during these periods. During the three months ended October 3, 2025, DIO decreased 48 days over the three months ended September 27, 2024, primarily due to an increase in petabytes shipped. DPO increased 2 days over the comparable period in the prior year, primarily due to routine variations in the timing of purchases and payments during the period.
Investing Activities
Net cash used in investing activities in the three months ended October 3, 2025 primarily consisted of $50 million in capital expenditures, partially offset by $25 million in net proceeds from our sale of a majority interest in one of our subsidiaries and $10 million in net proceeds from activity related to Flash Ventures. Net cash used in investing activities in the three months ended September 27, 2024 primarily consisted of $67 million in capital expenditures, partially offset by $48 million in net proceeds from activity related to Flash Ventures.
Financing Activities
Net cash used in financing activities in the three months ended October 3, 2025 primarily consisted of Term Loan Facility repayments totaling $500 million and $15 million of taxes paid on vested stock awards. Net cash provided by financing activities in the three months ended September 27, 2024 primarily consisted of $189 million net transfers from WDC and $101 million in origination of notes due from WDC, partially offset by $76 million in net repayments on notes due to WDC.
Off-Balance Sheet Arrangements
Other than the Flash Ventures and SDSS-related commitments incurred in the normal course of business and certain indemnification provisions (see “Short-and-Long-term Liquidity - Purchase Obligations and Other Commitments” below), we do not have any other material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any other obligations arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the Condensed Consolidated Financial Statements. Additionally, with the exception of Flash Ventures, the SDSS Venture, and the Unis Venture, we do not have an interest in, or relationships with, any variable interest entities. For additional information regarding our off-balance sheet arrangements, see Part I, Item I, Note 10, Related Parties and Related Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Short-and-Long-term Liquidity
Material Cash Requirements as of October 3, 2025
The following is a summary of our known material cash requirements, including those for capital expenditures, as of October 3, 2025. In addition, see the discussions further below related to unrecognized tax benefits, foreign exchange contracts and indemnifications to address other material cash requirements discussed below that are not included in the table:

	Total	Remaining nine months of 2026	2-3 Years (2027-2028)	4-5 Years (2029-2030)	More than 5 Years (Beyond 2030)
	(in millions)
Long-term debt, including current portion (1)	$1,400	$20	$40	$40	$1,300
Flash Ventures related commitments (2)	5,211	1,984	2,319	908	—
Interest on debt (3)	618	100	197	189	132
Operating leases	319	29	64	44	182
Purchase obligations and other commitments	2,481	98	1,153	1,140	90
Total	$10,029	$2,231	$3,773	$2,321	$1,704
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
(3) Interest varies based on (x) the Adjusted Term SOFR Rate (as defined in the Loan Agreement) plus an interest rate margin of 3.00% per annum or (y) a base rate plus an interest rate margin of 2.00% per annum, and additional principal prepayments.

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
As of October 3, 2025, the Company was in compliance with the loan agreement financial covenant that requires the Company to maintain a maximum Leverage Ratio. Additional information regarding our indebtedness, including information about availability under our revolving credit facility and the principal repayment terms, interest rates, covenants, collateral and other key terms of our outstanding indebtedness, is included in Part I, Item I Note 8, Debt of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Flash Ventures
Flash Ventures sells to, and leases back from, a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements, of which we guarantee half or all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of October 3, 2025, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 10, Related Parties and Related Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding Flash Ventures.
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
Unrecognized Tax Benefits
As of October 3, 2025, our liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $137 million. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of October 3, 2025 and June 27, 2025 was $13 million and $11 million, respectively. Of these amounts, approximately $138 million could result in potential cash payments.
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
Indemnifications
Concurrent with the separation, the Company and WDC entered into a Tax Matters Agreement under which the Company and WDC agreed to indemnify each other for certain tax positions. As a result of this agreement, the Company recorded a tax indemnification liability of $112 million on February 21, 2025, which was recognized as an adjustment to the Net investment from Western Digital Corporation. The remaining tax indemnification liability of $125 million is classified as Other liabilities in the Condensed Consolidated Balance Sheets as of October 3, 2025.
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
Critical Accounting Estimates
We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States and the policies and practices that are generally accepted in the industry in which we operate. The preparation of these Condensed Consolidated Financial Statements requires the use of judgments and estimates that affect the reported amounts of revenues, expenses, assets, and liabilities. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate. If these estimates differ significantly from actual results, the impact to the Condensed Consolidated Financial Statements may be material.
There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended June 27, 2025.

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
We have performed sensitivity analyses as of October 3, 2025, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at October 3, 2025. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $56 million at October 3, 2025.
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
Interest Rate Risk
We held variable rate debt. As of October 3, 2025, our variable rate debt outstanding consisted of our Term Loan Facility, which is based on various index rates as discussed further in Part I, Item 1, Note 8, Debt of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As of October 3, 2025, the outstanding balance on our variable rate debt was $1.4 billion and a one percent increase in the variable rate of interest would increase our annual interest expense by $14 million.
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
Changes in Internal Control over Financial Reporting
Due to a transition period established by U.S. Securities and Exchange Commission rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until the filing of our Annual Report on Form 10-K for the year ending July 3, 2026. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
There are no material legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries’ property is subject.
Item 1A.    Risk Factors
We have described under the heading “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 21, 2025 for the year ended June 27, 2025 a number of risks and uncertainties that could cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. There have been no material changes from these risk factors previously described in our Annual Report on Form 10-K for the year ended June 27, 2025. These risks and uncertainties are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem not material may also adversely affect our business, financial condition, results of operations or the market price of our common stock.
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
10.1
Amendment No.1, dated as of September 27, 2025, to the Amended and Restated Equity Purchase Agreement, dated as of September 12, 2024, by and between SanDisk China Limited and JCET Management Co., Ltd.†

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
Dated: November 7, 2025