Form 10-Q
period 2026-01-02
Sandisk Corp
filed 2026-01-30
CIK 2023554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of the close of business on January 23, 2026, 147,567,249 shares of common stock, par value $0.01 per share, were outstanding.

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

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include but are not limited to statements regarding Sandisk Corporation’s (the “Company’s”) expectations related to operating as an independent company, its product and technology developments and all statements regarding the Company’s expected future position, results of operations, cash flows, capital expenditures, and statements containing the use of forward-looking words, such as “may,” “will,” “could,” “would,” “should,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” “approximate,” “intend,” “target,” and the like, or the use of the future tense of these or other similar words. Statements contained herein concerning the Company’s expectations related to operating as an independent company, outlook or future economic performance, anticipated profitability, revenues, expenses, or other financial items, products or service line growth of the Company, and predicted market outcomes, together with other statements that are not historical facts, are forward-looking statements that are estimates reflecting the best judgment of the Company based upon currently available information. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	January 2, 2026	June 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,539	$1,481
Accounts receivable, net	1,239	1,068
Inventories	1,970	2,079
Income tax receivable	45	66
Other current assets	357	392
Total current assets	5,150	5,086
Property, plant and equipment, net	631	619
Notes receivable and investments in Flash Ventures	677	654
Goodwill	4,995	4,999
Deferred tax assets	62	58
Income tax receivable, non-current	98	80
Other non-current assets	1,385	1,489
Total assets	$12,998	$12,985
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$436	$366
Accounts payable to related parties	433	400
Accrued expenses	393	425
Accrued compensation	273	173
Income tax payable	99	43
Current portion of long-term debt	20	20
Total current liabilities	1,654	1,427
Deferred tax liabilities	22	17
Long-term debt	583	1,829
Other liabilities	526	496
Total liabilities	2,785	3,769
Commitments and contingencies (Notes 10, 11, 14 and 15)
Shareholders’ equity:
Common stock, $0.01 par value; authorized — 450 shares; issued and outstanding — 148 shares and 146 shares, respectively	$1	$1
Additional paid-in capital	11,336	11,248
Accumulated deficit	(869)	(1,784)
Accumulated other comprehensive loss	(255)	(249)
Total shareholders’ equity	10,213	9,216
Total liabilities and shareholders’ equity	$12,998	$12,985
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
Revenue, net	$3,025	$1,876	$5,333	$3,759
Cost of revenue	1,484	1,270	3,105	2,427
Gross profit	1,541	606	2,228	1,332
Operating expenses:
Research and development	327	279	643	562
Selling, general and administrative	139	142	318	272
Business separation costs	9	21	18	41
Employee termination and other	1	3	(2)	5
(Gain) loss on business divestiture	—	(34)	10	(34)
Total operating expenses	476	411	987	846
Operating income	1,065	195	1,241	486
Interest and other expense:
Interest income	12	2	28	5
Interest expense	(25)	(4)	(65)	(6)
Other expense, net	(115)	(20)	(143)	(45)
Total interest and other expense, net	(128)	(22)	(180)	(46)
Income before taxes	937	173	1,061	440
Income tax expense	134	69	146	125
Net income	$803	$104	$915	$315

Net income per common share:
Basic	$5.46	$0.72	$6.27	$2.17
Diluted	$5.15	$0.72	$6.02	$2.17

Weighted average shares outstanding:
Basic	147	145	146	145
Diluted	156	145	152	145
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
Net income	$803	$104	$915	$315
Other comprehensive income (loss), before tax
Foreign currency translation adjustment	(28)	(78)	(42)	(35)
Net unrealized gain (loss) on derivative contracts	9	(137)	48	74
Total other comprehensive income (loss), before tax	(19)	(215)	6	39
Income tax benefit (expense) related to items of other comprehensive income, before tax	(2)	30	(12)	(15)
Other comprehensive income (loss), net of tax	(21)	(185)	(6)	24
Total comprehensive income (loss)	$782	$(81)	$909	$339
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	January 2, 2026	December 27, 2024
Cash flows from operating activities
Net income	$915	$315
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	74	90
Stock-based compensation	111	89
Deferred income taxes	(10)	23
Gain on disposal of assets	—	(1)
Impairment of cost method investments	5	1
Unrealized foreign exchange (gain) loss	20	(5)
(Gain) loss on sale of business divestiture	10	(34)
Amortization of debt issuance costs and discounts	5	—
Equity loss in investees, net of dividends received	46	59
Gain on sale of investments	(9)	—
Other non-cash operating activities, net	27	10
Settlement of accrued interest on Notes due to Western Digital Corporation	—	(96)
Changes in:
Accounts receivable, net	(171)	31
Inventories	109	(252)
Accounts payable	75	57
Accounts payable to related parties	33	(54)
Accrued expenses	(38)	13
Accrued compensation	100	6
Other assets and liabilities, net	205	(288)
Net cash provided by (used in) operating activities	1,507	(36)
Cash flows from investing activities
Purchases of property, plant and equipment	(89)	(115)
Proceeds from dispositions of business	25	191
Notes receivable issuances to Flash Ventures	(256)	(266)
Notes receivable proceeds from Flash Ventures	129	182
Distributions from Flash Ventures	—	176
Strategic investments and other, net	11	1
Net cash provided by (used in) investing activities	(180)	169

Cash flows from financing activities
Issuance of stock under employee stock plans	24	—
Taxes paid on vested stock awards under employee stock plans	(47)	—
Repayment of debt	(1,250)	—
Proceeds from borrowings on Notes due to Western Digital Corporation	—	550
Proceeds from principal repayments on Notes due from Western Digital Corporation	—	101
Repayments of principal on Notes due to Western Digital Corporation	—	(76)
Transfers to Western Digital Corporation	—	(231)
Net cash provided by (used in) financing activities	(1,273)	344
Effect of exchange rate changes on cash	4	(1)
Net increase in cash and cash equivalents	58	476
Cash and cash equivalents, beginning of year	1,481	328
Cash and cash equivalents, end of period	$1,539	$804

Supplemental disclosure of cash flow information:
Cash paid for interest	$62	$99
Cash received for interest	28	2
Cash paid for income taxes	92	—
Non-cash transfers of:
Notes due to (from) Western Digital Corporation	—	673
Other assets and liabilities, net, from Western Digital Corporation	—	44
Property, plant and equipment from Western Digital Corporation	—	25
Tax balances to Western Digital Corporation	—	(14)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 27, 2025	146	$1	$11,248	$(1,784)	$(249)	$9,216
Net income	—	—	—	112	—	112
Employee stock plans	1	—	(15)	—	—	(15)
Foreign currency translation adjustment	—	—	—	—	(14)	(14)
Net unrealized gain on derivative contracts	—	—	—	—	29	29
Stock-based compensation	—	—	53	—	—	53
Balance at October 3, 2025	147	$1	$11,286	$(1,672)	$(234)	$9,381
Net income	—	—	—	803	—	803
Employee stock plans	1	—	(8)	—	—	(8)
Foreign currency translation adjustment	—	—	—	—	(28)	(28)
Net unrealized gain on derivative contracts	—	—	—	—	7	7
Stock-based compensation	—	—	58	—	—	58
Balance at January 2, 2026	148	$1	$11,336	$(869)	$(255)	$10,213

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Investment from Western Digital Corporation	Total
Balance at June 28, 2024	—	$—	$—	$—	$(452)	$11,534	$11,082
Net income	—	—	—	—	—	211	211
Foreign currency translation adjustment	—	—	—	—	43	—	43
Net unrealized gain on derivative contracts	—	—	—	—	166	—	166
Stock-based compensation	—	—	—	—	—	41	41
Net transfer from Western Digital Corporation	—	—	—	—	—	583	583
Balance at September 27, 2024	—	$—	$—	$—	$(243)	$12,369	$12,126
Net income	—	$—	$—	$—	$—	$104	$104
Foreign currency translation adjustment	—	—	—	—	(78)	—	(78)
Net unrealized loss on derivative contracts	—	—	—	—	(107)	—	(107)
Stock-based compensation	—	—	—	—		48	48
Net transfer from Western Digital Corporation	—	—	—	—	(6)	(86)	(92)
Balance at December 27, 2024	—	$—	$—	$—	$(434)	$12,435	$12,001
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Organization and Basis of Presentation
Description of the Company
Sandisk Corporation (“Sandisk” or the “Company”) is a leading developer, manufacturer and provider of data storage devices and solutions based on NAND flash technology. With a differentiated innovation engine driving advancements in storage and semiconductor technologies, Sandisk’s broad and ever-expanding portfolio delivers powerful flash storage solutions for artificial intelligence (“AI”) workloads in datacenters, edge devices, and consumer applications. Sandisk’s technologies enable everyone from students, gamers, and home offices to the largest enterprises and public clouds to produce, analyze, and store data. The Company’s solutions include a broad range of solid state drives, embedded products, removable cards, universal serial bus drives, and wafers and components. The Company’s broad portfolio of technology and products addresses multiple end markets of “Datacenter” (formerly referred to as “Cloud”), “Edge” (formerly referred to as “Client”), and “Consumer.” The Company operates primarily in the United States (“U.S.”) and also internationally, with a significant concentration in the Asia Pacific region.
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
After the separation, outstanding restricted stock units (“RSU”) and performance stock units (“PSU”) previously granted by WDC to employees of the Company were adjusted per the terms of the Employee Matters Agreement in an attempt to maintain the economic value of those awards before and after the separation. Generally, continuing Sandisk employees with outstanding RSU awards held as of the spin-off date were converted solely to equivalent RSU awards of the Company, and any outstanding WDC RSU awards held as of the spin-off date were canceled. Outstanding RSU and PSU awards at the time of the spin-off, held by employees at levels equal to Vice President and above, were converted into RSU and PSU awards of both the Company and WDC.
On June 9, 2025, WDC disposed of 21,314,768, or 14.6%, of the Company’s common stock through an exchange of Sandisk’s common stock for WDC debt held by WDC creditors, which shares were sold by affiliates of the WDC creditors in a registered public offering by the Company. All expenses for the offering were paid for by the Company. As of January 2, 2026, WDC continued to retain 7,513,019, or 5.1%, of the outstanding shares of the Company’s common stock.

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
Intercompany transactions were eliminated, with the exception of balances associated with lending arrangements reflected within Notes due to (from) Western Digital Corporation in the Condensed Consolidated Balance Sheets, and transactions between the Company and WDC were generally considered to be effectively settled in the Condensed Consolidated Financial Statements at the time the transactions were recorded. The total net effect of the settlement of these transactions was reflected in the Condensed Consolidated Statements of Cash Flows as a financing activity and in the Condensed Consolidated Balance Sheets as Net investment from Western Digital Corporation. General financing activities included the net impact of any cash movements resulting from WDC’s centralized treasury cash management.
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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
WDC maintains various stock-based compensation plans at a corporate level. Employees of the Company participated in those programs, and a portion of the compensation cost associated with those plans is included in the Company’s Condensed Consolidated Statements of Operations for the periods presented in this Quarterly Report on Form 10-Q. Before the spin-off, stock-based compensation expense was included within Net investment from Western Digital Corporation. The amounts presented in the Condensed Consolidated Financial Statements are not necessarily indicative of future awards and may not reflect the results that the Company would have experienced as a standalone entity.
Current and deferred income taxes and related tax expenses were determined based on the standalone results of the Company by applying Accounting Standards Codification (“ASC”) No. 740, Income Taxes, to the Company’s operations in each country as if it were a separate taxpayer (i.e., following the “Separate Return Methodology”).
Periods Post Separation
After the separation on February 21, 2025, the Company’s financial statements for the period from February 22, 2025 through January 2, 2026 are Condensed Consolidated Financial Statements based on the Company’s reported results as a standalone company. All transactions and accounts between controlled entities within the Company have been eliminated.
Following the separation, certain functions continue to be provided by or for WDC for up to fifteen months under the TSA or are being performed using the Company’s own resources or third-party service providers. For the period ended January 2, 2026, charges under the TSA were not material.
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
The Company’s disaggregated revenue information was as follows:

	Three Months Ended		Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
	(in millions)
Revenue by end market:
Datacenter	$440	$250	$709	$550
Edge	1,678	1,028	3,065	2,097
Consumer	907	598	1,559	1,112
Total revenue	$3,025	$1,876	$5,333	$3,759

Revenue by geography:
Asia	$2,063	$1,086	$3,578	$2,236
Americas	513	389	919	832
Europe, Middle East and Africa	449	401	836	691
Total revenue	$3,025	$1,876	$5,333	$3,759
The Company’s top 10 customers accounted for 44% and 40% of its net revenue for the three and six months ended January 2, 2026, respectively, and 42% and 46% of its net revenue for the three and six months ended December 27, 2024, respectively. For the three and six months ended January 2, 2026 and December 27, 2024, no customer accounted for more than 10% of the Company’s net revenue.
Note 4.    Revenue
Contract assets represent the Company’s right to consideration where performance obligations are completed but the customer payments are not due until another performance obligation is satisfied. The Company had no contract assets as of January 2, 2026 and June 27, 2025. Contract liabilities relate to customers’ payments in advance of performance under the contract and primarily relate to remaining performance obligations under professional service, support, and maintenance contracts. Contract liabilities as of January 2, 2026, and June 27, 2025, and changes in contract liabilities for the three and six months ended January 2, 2026 and December 27, 2024 were not material.
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
The Company applies the practical expedients and does not disclose the transaction price allocated to the remaining performance obligations for (i) arrangements with an original expected duration of one year or less, mainly consisting of professional service, support, and maintenance contracts, and (ii) variable consideration for sale-based or usage-based royalties for intellectual property license arrangements, which typically range longer than one year. The remaining performance obligations are mainly attributed to right-to-access patent license arrangements, professional service arrangements, and customer support and service contracts, which will be recognized over their contract period. As of January 2, 2026, the transaction price allocated to the remaining performance obligations was not material.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5.    Supplemental Financial Statement Data
Goodwill
The following table provides a summary of goodwill activity for the period presented:

Goodwill
(in millions)
Balance at June 27, 2025	$4,999
Impairment charges	—
Foreign currency translation adjustment	(4)
Balance at January 2, 2026	$4,995
Goodwill represents the historical goodwill balances arising from acquisitions specific to the Company prior to the spin-off from WDC.
The Company determined that its single operating segment was also its single reporting unit. Goodwill is not amortized. Instead, it is tested for impairment annually as of the beginning of the Company’s fourth quarter or more frequently if events or changes in circumstances indicate that goodwill may be impaired.
For the three and six months ended January 2, 2026 and December 27, 2024, the Company recorded no goodwill impairment charges.
Accounts receivable, net
From time to time, in connection with factoring agreements, WDC sold certain of the Company’s trade accounts receivable without recourse to third-party purchasers in exchange for cash. During the three and six months ended January 2, 2026, there were no trade accounts receivable sold by the Company. During the three and six months ended December 27, 2024, there were no trade accounts receivable sold by WDC. There were no factored receivables outstanding as of January 2, 2026 or June 27, 2025.
Inventories

	January 2, 2026	June 27, 2025
	(in millions)
Inventories:
Raw materials and component parts	$1,377	$1,517
Work-in-process	221	262
Finished goods	372	300
Total inventories	$1,970	$2,079

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Property, plant and equipment, net

	January 2, 2026	June 27, 2025
	(in millions)
Property, plant and equipment:
Land	$10	$10
Machinery and equipment	1,495	1,480
Buildings and improvements	395	390
Computer equipment and software	167	176
Furniture and fixtures	17	18
Construction-in-process	45	51
Property, plant and equipment, gross	2,129	2,125
Accumulated depreciation	(1,498)	(1,506)
Property, plant and equipment, net	$631	$619
Product warranty liability
Changes in the warranty accrual were as follows:

Product Warranty Liability
(in millions)
Balance at June 27, 2025	$44
Charges to operations	33
Utilization	(17)
Changes in estimate related to pre-existing warranties	(4)
Balance at January 2, 2026	$56
The current portion of the warranty accrual was classified in Accrued expenses and the long-term portion was classified in Other liabilities as noted below:

	January 2, 2026	June 27, 2025
	(in millions)
Warranty accrual:
Current portion	$26	$22
Long-term portion	30	22
Total warranty accrual	$56	$44

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other liabilities

	January 2, 2026	June 27, 2025
	(in millions)
Other liabilities:
Non-current lease liability	$186	$193
Non-current net tax payable	140	131
Tax indemnification liability	128	110
Other non-current liabilities	72	62
Total other liabilities	$526	$496
In connection with, and at the time of, the separation, the Company recorded a $112 million liability to indemnify WDC as a result of the Tax Matters Agreement entered into between the parties in connection with the separation. The indemnification pertains to certain WDC tax positions where the underlying issues are determined to be related to the Company’s business before the spin-off. As WDC receives tax assessments, settles with tax authorities, or when the statute of limitation lapses, the indemnification liabilities will be reassessed and adjusted accordingly. The outstanding balance of the liability as of January 2, 2026 was $128 million.
Accumulated other comprehensive loss
Accumulated other comprehensive loss (“AOCL”), net of tax, refers to expenses, gains, and losses that are recorded as an element of equity but are excluded from net income. The components of AOCL were as follows:

	Foreign Currency Translation Adjustment	Unrealized Income (Losses) on Derivative Contracts	Total Accumulated Comprehensive Loss
	(in millions)
Balance at June 27, 2025	$(202)	$(47)	$(249)
Other comprehensive income (loss)	(42)	48	6
Income tax expense related to items of other comprehensive income	—	(12)	(12)
Net current-period other comprehensive income (loss)	(42)	36	(6)
Balance at January 2, 2026	$(244)	$(11)	$(255)
As of January 2, 2026, substantially all existing net losses related to cash flow hedges recorded in AOCL are expected to be reclassified to earnings within the next twelve months.
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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	January 2, 2026
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$390	$—	$—	$390
Foreign exchange contracts (included in Other current assets)	—	3	—	3
Total assets at fair value	$390	$3	$—	$393
Liabilities:
Foreign exchange contracts (included in Accrued expenses)	$—	$2	$—	$2
Total liabilities at fair value	$—	$2	$—	$2

	June 27, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$751	$—	$—	$751
Foreign exchange contracts (included in Other current assets)	—	17	—	17
Total assets at fair value	$751	$17	$—	$768
Liabilities:
Foreign exchange contracts (included in Accrued expenses)	$—	$22	$—	$22
Total liabilities at fair value	$—	$22	$—	$22
During the periods presented, the Company had no transfers of financial instruments between levels, and there were no changes in valuation techniques or the inputs used in the fair value measurement.
Financial Instruments Not Carried at Fair value
Financial instruments not recorded at fair value on a recurring basis (debt) had an estimated fair value of $654 million as of January 2, 2026. The fair value of the debt was determined based on observable market prices in less active markets. The fair values do not indicate the amount the Company would have to pay to extinguish the debt. For more information regarding debt, see Note 8, Debt for additional disclosures.
Note 7.    Derivative Instruments and Hedging Activities
As of January 2, 2026, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed twelve months.
Changes in the fair values of the non-designated foreign exchange contracts are recognized in Other expense, net, and are largely offset by corresponding changes in the fair values of the foreign currency-denominated monetary assets and liabilities. For the three months ended January 2, 2026 and December 27, 2024, total net realized and unrealized transactions and foreign exchange contract currency were losses of $5 million and $10 million, respectively. For the six months ended January 2, 2026 and December 27, 2024, total net realized and unrealized transactions and foreign exchange contract currency were losses of $9 million and $25 million, respectively.
Unrealized gains or losses on designated cash flow hedges are recognized in AOCL. For more information regarding cash flow hedges, see Note 5, Supplemental Financial Statement Data—Accumulated other comprehensive loss for additional disclosures.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8.    Debt
Loan Agreement
Debt consisted of the following:

	January 2, 2026	June 27, 2025
	(in millions)
Variable interest rate Term Loan Facility maturing 2032	$650	$1,900
$1.5B Revolving Credit Facility maturing 2030	—	—
Total debt	650	1,900
Unamortized issuance costs	47	51
Subtotal	603	1,849
Less: Current portion of long-term debt	20	20
Long term debt	$583	$1,829
On February 21, 2025, the Company entered into a Loan Agreement (the “Loan Agreement”) by and among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other parties party thereto. The Loan Agreement comprises a term loan B facility in the principal amount of $2.0 billion (the “Term Loan Facility”) and a revolving credit facility in the principal amount of $1.5 billion (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”).
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
The Loan Agreement includes certain restrictions (subject to certain exceptions outlined in the Loan Agreement) on the ability of the Company and its subsidiaries to undertake certain activities, including to incur indebtedness and liens, merge or consolidate with other entities, dispose of or transfer their assets, pay dividends or make distributions, make investments, make payments on junior or subordinated debt, enter into burdensome agreements, or transact with affiliates. The Loan Agreement also includes a financial covenant, which is solely for the benefit of the lenders under the Revolving Credit Facility, that prohibits the Company from exceeding a maximum Leverage Ratio (as defined in the Loan Agreement).
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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three months ended January 2, 2026, interest expense was $22 million and amortization of issuance costs was $2 million. For the six months ended January 2, 2026, interest expense was $59 million and amortization of issuance costs was $5 million.
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
In connection with the establishment of the Revolving Credit Facility, the Company recognized deferred costs, classified as Other non-current assets of $8 million, which are amortized to Interest expense over the life of the facility.
The Loan Agreement also includes a financial covenant, which is solely for the benefit of the lenders under the Revolving Credit Facility, that prohibits the Company from exceeding a maximum Leverage Ratio (as defined in the Loan Agreement). As of January 2, 2026, the Company was in compliance with the financial covenant.
As of January 2, 2026, the Company had no outstanding standby letters of credit, and the available capacity under the Revolving Credit Facility was $1.5 billion.
Note 9.    Segment Reporting
The following table presents the revenue, costs of revenue, operating expenses, and operating income of the Company’s reportable operating segment under its internal management reporting system, along with a reconciliation to consolidated net income. This presentation aligns with how the CODM evaluates performance and allocates resources.

	Three Months Ended		Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
	(in millions)
Revenue	$3,025	$1,876	$5,333	$3,759
Costs of revenue (1)	1,479	1,267	3,096	2,418
Operating expenses (1)	413	376	859	754
Stock-based compensation expenses	58	48	111	89
Employee termination and other	1	3	(2)	5
Business separation costs	9	21	18	41
(Gain) loss on business divestiture	—	(34)	10	(34)
Total interest and other expense, net	128	22	180	46
Income tax expense	134	69	146	125
Net income	$803	$104	$915	$315
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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the notes receivable from, and equity investments in, Flash Ventures for the periods presented:

	January 2, 2026	June 27, 2025
	(in millions)
Notes receivable, Flash Partners	$1	$7
Notes receivable, Flash Alliance	20	36
Notes receivable, Flash Forward	432	316
Investment in Flash Partners	33	55
Investment in Flash Alliance	102	115
Investment in Flash Forward	89	125
Total notes receivable and investments in Flash Ventures	$677	$654
During the three and six months ended January 2, 2026, the Company made net payments to Flash Ventures of $0.9 billion and $1.8 billion, respectively, for purchases of flash-based memory wafers and net loans. During the three and six months ended December 27, 2024, the Company made net payments to Flash Ventures of $1.1 billion and $2.0 billion, respectively, for purchases of flash-based memory wafers and net loans. In addition, during the six months ended January 2, 2026, the Company received a $15 million dividend distribution from Flash Ventures.
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
As of January 2, 2026 and June 27, 2025, the Company had accounts payable balances due to Flash Ventures of $274 million and $279 million, respectively.
The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at January 2, 2026, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

January 2, 2026
(in millions)
Notes receivable	$453
Equity investments	224
Operating lease guarantees	1,076
Inventory and prepayments	1,351
Maximum estimable loss exposure	$3,104
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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Flash Ventures has historically operated at nearly 100% of its manufacturing capacity. During the six months ended January 2, 2026, as a result of flash market conditions, the Company temporarily reduced its utilization of its share of Flash Ventures’ manufacturing capacity to a level that more closely aligned the Company’s flash-based wafer supply with projected demand. During the six months ended January 2, 2026, the Company incurred costs of $11 million associated with the reduction in utilization related to Flash Ventures, which were recorded as charges to Cost of revenue. No such charges were incurred during the three months ended January 2, 2026 or during the three and six months ended December 27, 2024.
The Company has facility agreements with Kioxia related to the construction and operation of Kioxia’s 300-millimeter wafer fabrication facility in Kitakami, Japan, referred to as “K1”, a wafer fabrication facility in Yokkaichi, Japan, referred to as “Y7”, and a wafer fabrication facility in Kitakami, Japan, referred to as “K2”. In connection with the construction of these facilities, the Company makes prepayments toward Kioxia’s future building depreciation. In connection with the start-up of the K1, Y7 and K2 facilities, the Company has made prepayments over time, and as of January 2, 2026, $881 million, with $131 million recorded within Other current assets and $750 million recorded within Other non-current assets in the Condensed Consolidated Balance Sheets, remain to be credited against future building depreciation charges and ultimately released within Costs of revenue when the Company’s inventory is sold. As of January 2, 2026, the Company is also committed to making additional building depreciation prepayments of $387 million, based on the Japanese yen to U.S. dollar exchange rate of ¥156.87 as of such date, payable as follows: $25 million for the remaining of fiscal year 2026, $121 million in fiscal year 2027, $177 million in fiscal year 2028 and $64 million in fiscal year 2029. As of January 2, 2026, in addition to the requirements to make building depreciation prepayments, the Company will also make payments for building depreciation of approximately $155 million at varying dates through fiscal year 2035.
Inventory Purchase Commitments with Flash Ventures. Purchase orders placed with Flash Ventures for up to three months are binding and cannot be canceled.
Research and Development Activities. The Company participates in common research and development (“R&D”) activities with Kioxia and is contractually committed to a minimum funding level. R&D commitments due for the remaining six months of 2026 are $44 million.
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
The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of January 2, 2026:

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥169	$1,076
The following table details the components of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments, in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of January 2, 2026:

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
2026	$186	$42	$228
2027	270	96	366
2028	139	94	233
2029	61	51	112
2030	27	58	85
2031	4	48	52
Total guarantee obligations	$687	$389	$1,076
The Company and Kioxia have agreed to mutually contribute to and indemnify each other and Flash Ventures for environmental remediation costs or liabilities resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments nor recorded any indemnification receivables under any such agreements. As of January 2, 2026, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.
Sale of a Majority Interest in a Subsidiary
In March 2024, SanDisk China Limited (“SanDisk China”), an indirect wholly-owned subsidiary of WDC, entered into an equity purchase agreement to sell 80% of its equity interest in SanDisk Semiconductor (Shanghai) Co. Ltd. (“SDSS”), an indirect wholly-owned subsidiary of WDC which holds one of the Company’s manufacturing facilities, to JCET Management Co., Ltd. (“JCET”), a wholly-owned subsidiary of JCET Group Co., Ltd., a Chinese publicly-listed company, thereby forming a venture between SanDisk China and JCET (the “Transaction”). The venture aims to provide independent semiconductor assembly, testing, and other related services in the People’s Republic of China for customers including, but not limited to, the Company and its affiliates.
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
On September 25, 2025, SanDisk China and JCET entered into an Amendment No. 1 to the Amended and Restated Equity Purchase Agreement that included a $10 million provision for working capital support, resulting in a reduction of the September 28, 2025 installment payment from JCET to $27 million. The Company recognized the adjustment as a Loss on business divestiture for the six months ended January 2, 2026.
As of January 2, 2026, the outstanding consideration receivable was recognized at its present value of $135 million, with $36 million classified as Other current assets and $99 million classified as Other non-current assets in the Condensed Consolidated Balance Sheets. The remaining present value discount of $15 million as of January 2, 2026 will be recognized using the effective interest method over the next four years as Interest income in the Condensed Consolidated Statements of Operations.
The Company’s 20% retained interest in SDSS was determined to be valued at $158 million based on the fair value of the total pre-tax consideration received and receivable from JCET for its purchase of its 80% interest in SDSS. The Company accounts for its 20% interest in SDSS as an equity method investment within Other non-current assets in the Condensed Consolidated Balance Sheets. The Company’s 20% interest in the earnings of SDSS is recognized one quarter in arrears and is reported in Other expense, net in the Condensed Consolidated Statements of Operations. As of January 2, 2026, the 20% retained interest in SDSS was valued at $163 million.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Subsequent to and in connection with the Transaction, Western Digital Technologies, Inc. (“WDT,” a WDC affiliate) entered into a five-year supply agreement with SDSS (the “Supply Agreement”) to purchase certain flash-based products with a minimum annual commitment of $550 million (the “minimum annual commitment”). On January 10, 2025, the Company and WDT entered into an assignment agreement, pursuant to which, WDT assigned all of its rights and obligations under the Supply Agreement to the Company. The Supply Agreement contains specific penalties the Company must pay if it fails to meet its minimum annual commitment. The Supply Agreement also provides that if the Company’s purchases exceed the minimum annual commitment in any of the two years immediately succeeding any annual period where a shortfall penalty has been paid, SDSS shall reimburse the Company an amount not exceeding the previously paid penalty amount. The Supply Agreement expires on September 28, 2029, and automatically renews for additional one-year terms unless earlier terminated by either of the parties. The Company also entered into an agreement to grant SDSS certain intellectual property rights on a royalty-free basis for use in manufacturing products on the Company’s behalf for the term of and under the Supply Agreement. For the three and six months ended January 2, 2026, the Company made purchases of $138 million and $277 million, respectively, under the Supply Agreement. As of January 2, 2026, the Company had a $159 million accounts payable balance due to SDSS.
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
Revenue from products distributed by the Unis Venture is recognized upon sell-through to third-party customers. For the three and six months ended January 2, 2026, the Company recognized approximately 2% and 1%, respectively, of its condensed consolidated revenue on products distributed by the Unis Venture. For the three and six months ended December 27, 2024, the Company recognized approximately 1% and 1%, respectively, of its condensed consolidated revenue on products distributed by the Unis Venture. The outstanding accounts receivable due from the Unis Venture were 2% and 1% of Accounts receivable, net, as of January 2, 2026 and June 27, 2025, respectively.
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
•Separation and Distribution Agreement - The separation and distribution agreement contains key provisions related to the separation of the Company from WDC, including the transfer of assets and assumptions of liabilities. In connection with this agreement, certain assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets were retained by WDC and certain assets and liabilities not included in the Company’s Condensed Consolidated Balance Sheets were transferred to the Company as of the date of the separation.
As of quarter end January 2, 2026, the separation between the Company and WDC has been finalized, and no separation-related adjustments have been, or are expected to be, incurred going forward.
•Employee Matters Agreement - The Employee Matters Agreement allocates liabilities and responsibilities relating to employment matters, employee compensation and benefit plans and programs and other related matters. Pursuant to this agreement, during the six months ended January 2, 2026, the Company received reimbursement of short-term employee incentives totaling $22 million from WDC. The Company did not receive any reimbursements from this agreement for the three months ended January 2, 2026.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•Transition Services Agreement - The Transition Services Agreement governs the provision of transition services from WDC to Sandisk, and from Sandisk to WDC and its affiliates, on an interim, transitional basis following the separation.
•Tax Matters Agreement - The Tax Matters Agreement governs, among other things, WDC’s and the Company’s respective rights, responsibilities and obligations after the spin-off with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes. In addition, the Tax Matters Agreement imposes certain restrictions on the Company and its subsidiaries (including restrictions on share issuances, business combinations, sales of assets, and similar transactions) that are designed to preserve the tax-free status of the spin-off and certain related transactions.
As a result of this agreement, the Company recorded a tax indemnification liability of $112 million on February 21, 2025. This liability was subsequently increased to reflect changes in indemnification obligations under the Tax Matters Agreement, which is recorded in Other expense, net in the Condensed Consolidated Statements of Operations. The remaining tax indemnification liability of $128 million is classified as Other liabilities in the Condensed Consolidated Balance Sheets as of January 2, 2026.
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
The following presents Interest expense and Interest income on notes due to (from) Western Digital Corporation, which were recorded within Interest expense and Interest income in the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended		Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
	(in millions)
Interest income on notes due from Western Digital Corporation	$—	$—	$—	$(1)
Interest expense on notes due to Western Digital Corporation	$—	$2	$—	$4

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The table below summarizes the impact of expense allocations from WDC within the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended		Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
	(in millions)
Research and development	$—	$2	$—	$189
Selling general, and administrative	—	35	—	148
Business separation costs	—	21	—	41
Employee termination and other charges	—	3	—	5
Total allocation of Corporate Expenses	$—	$61	$—	$383
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

	Six Months Ended
	January 2, 2026	December 27, 2024
	(in millions)
Net transfers from Western Digital Corporation per Condensed Consolidated Statements of Shareholders’ Equity	$—	$491
Notes due to Western Digital Corporation	—	(673)
Other assets and liabilities, net transferred from Western Digital Corporation	—	(44)
Property, plant and equipment, net transferred from Western Digital Corporation	—	(25)
Tax balances transferred from Western Digital Corporation	—	14
Accumulated other comprehensive loss transferred from Western Digital Corporation	—	6
Net transfers to Western Digital Corporation per Condensed Consolidated Statements of Cash Flows	$—	$(231)
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
The following table presents right-of-use lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	January 2, 2026	June 27, 2025
	(in millions)
Operating lease right-of-use assets (included in other non-current assets)	$203	$214

Operating lease liabilities:
Current portion of long-term operating lease liabilities (included in accrued expenses)	24	26
Long-term operating lease liabilities (included in other liabilities)	186	193
Total operating lease liabilities	$210	$219

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	Three Months Ended		Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
	(in millions)
Cost of operating leases	$12	$8	$23	$16
Cash paid for operating leases	10	7	20	14
Operating lease assets obtained in exchange for operating lease liabilities	5	4	7	4
The weighted average remaining lease term and discount rate for the Company’s operating leases were as follows:

	January 2, 2026	December 27, 2024
Weighted average remaining lease term in years	10.7	12.6
Weighted average discount rate	7.3%	7.4%

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of January 2, 2026, remaining minimum lease payments were as follows:

Lease Amounts
(in millions)
Minimum lease payments by fiscal year:
Remaining six months of 2026	$19
2027	37
2028	29
2029	25
2030	22
Thereafter	183
Total future minimum lease payments	315
Less: Imputed interest	105
Present value of lease liabilities	$210
Purchase Agreements and Other Commitments
In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the coming months, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into certain long-term agreements with suppliers that contain fixed future commitments, which are contingent upon certain conditions such as performance, quality and technology of the vendor’s components. As of January 2, 2026, the Company had the following minimum long-term commitments:

Long-term commitments
(in millions)
Fiscal year:
Remaining six months of 2026	$60
2027	601
2028	631
2029	584
2030	571
Thereafter	92
Total	$2,539
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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In connection with the separation, all outstanding RSU and PSU awards held by former employees of WDC and its affiliates, who became Sandisk employees after the separation, were adjusted pursuant to conversion ratios determined in accordance with the terms of the Employee Matters Agreement. Outstanding RSU and PSU awards held by employees in the positions of Vice President and above as of the separation date were converted into RSU or PSU awards of Sandisk shares and RSU awards of WDC shares on a ratio of one-third (1/3) of one share of the Company’s common stock for each WDC award held by each such employee. For all other employees, the value of the converted RSU awards was designed to preserve the aggregate intrinsic value of the award immediately after the separation when compared to the aggregate intrinsic value of those awards immediately prior to separation. Pursuant to the Employee Matters Agreement, the converted awards shall generally continue to be subject to the same terms and conditions as were applicable to the original WDC awards, including with respect to vesting, except as described in the Employee Matters Agreement. As a result of the conversion, the Company will incur approximately $41 million of incremental stock-based compensation expense from the date of the separation through the remaining service period for the awards. Of this amount, $4 million and $9 million was recognized during the three and six months ended January 2, 2026, respectively, and approximately $20 million is expected to be recognized over the awards’ remaining service periods.
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
The following table summarizes RSU and PSU award activity under the Company’s incentive plans during the six months ended January 2, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)
RSUs and PSUs outstanding at June 27, 2025	6.6	$38.98	$—
Granted	3.3	53.91	—
Vested	(1.5)	37.18	163.88
Canceled/forfeited	(0.3)	38.06	—
RSUs and PSUs outstanding at January 2, 2026	8.1	$45.42	$163.88
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
Compensation cost related to unvested RSUs, PSUs, and rights to purchase shares of common stock under the ESPP is amortized on a straight-line basis over the remaining service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of January 2, 2026:

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Unamortized Compensation Costs	Weighted average service period
	(in millions)	(years)
RSUs and PSUs	$385	2.61
ESPP	23	1.41
Total unamortized compensation cost	$408
Employee Stock Purchase Plan
The Company has an ESPP under which WDC, as its previous sole stockholder, approved an aggregate of approximately 4.3 million shares of common stock for issuance to eligible employees. The fair value of the award at the grant date is based on the Black-Scholes valuation model. The plan permits eligible employees to purchase common stock, through payroll deductions, at 95% of the fair market value of a share of common stock on the first day of the 24-month offering period in which the employees are participating or 95% of the fair market value of a share of common stock on the applicable exercise date, whichever is lower. Rights to purchase shares are granted during the second and fourth quarters of each fiscal year.
Stock-based Compensation Expense
The following tables present the Company’s stock-based compensation for equity-settled awards by type, financial statement line, and the related tax benefit included in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
	(in millions)
RSUs and PSUs	$50	$45	$101	$81
ESPP	8	3	10	8
Total	$58	$48	$111	$89

	Three Months Ended		Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
	(in millions)
Cost of revenue	$5	$3	$9	$9
Research and development	27	20	50	40
Selling general, and administrative	26	25	52	40
Subtotal	$58	$48	$111	$89
Tax benefit	(6)	(7)	(12)	(12)
Total	$52	$41	$99	$77
Any shortfalls or excess windfall tax benefits and tax deficiencies for shortfalls related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, are excluded from the tax benefit above.
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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the computation of basic and diluted income per common share:

	Three Months Ended		Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
	(in millions, except per share amounts)
Net income	$803	$104	$915	$315

Weighted average shares outstanding:
Basic	147	145	146	145
Diluted (1)	156	145	152	145

Net income per common share:
Basic	$5.46	$0.72	$6.27	$2.17
Diluted (1)	$5.15	$0.72	$6.02	$2.17
(1) For the three months ended January 2, 2026, 0.1 million weighted average outstanding awards were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. For the six months ended January 2, 2026, 0.1 million weighted average outstanding awards were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.
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
Note 14.    Income Tax Expense
H.R.1, more widely known as the One Big Beautiful Bill Act (“OBBBA”), was signed into law on July 4, 2025. It reversed the requirement for capitalization of U.S. research and development expenditures that came into law under the Tax Cuts and Jobs Act of 2017, but the mandatory requirement of capitalization of foreign research and development expenditures remains. The tax rates for income earned by the Company’s foreign subsidiaries are changed under H.R. 1, which applies to the Company’s fiscal years 2027 and onwards. Depending on the Company’s operating results, these changes can materially impact the Company’s effective tax rate and its operating cash flows. During the six months ended January 2, 2026, the Company recorded a $10 million tax benefit in relation to the OBBBA’s impact on its 2025 tax provision.

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
On December 20, 2021, the Organization for Economic Co-operation and Development G20 Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two (“Pillar Two”). Pillar Two is currently effective in most of the jurisdictions in which we operate. Accordingly, these taxes are included in the Company’s Income tax expense for the three and six months ended January 2, 2026.
The following table presents the Company’s Income tax expense and effective tax rate:

	Three Months Ended		Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
	(in millions)
Income before taxes	$937	$173	$1,061	$440
Income tax expense	134	69	146	125
Effective tax rate	14%	40%	14%	28%

The relative mix of earnings and losses by jurisdiction, credits and tax holidays in Malaysia that will expire at various dates during years 2028 through 2031 resulted in decreases to the effective tax rate below the U.S. statutory rate for the three and six months ended January 2, 2026.
The relative mix of earnings and losses by jurisdiction, the deduction for foreign-derived intangible income, credits and tax holidays in Malaysia that will expire at various dates during years 2028 through 2031 resulted in decreases to the effective tax rate below the U.S. statutory rate for the six months ended December 27, 2024. However, the tax effects of the mandatory capitalization of R&D expenses offset these decreases, resulting in the effective tax rate being greater than the U.S. Federal statutory rate for the three and six months ended December 27, 2024.
Uncertain Tax Positions
With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Condensed Consolidated Balance Sheets.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding accrued interest and penalties for the six months ended January 2, 2026:

(in millions)
Accrual balance at June 27, 2025	$140
Gross increases related to prior year tax positions	35
Gross increases related to current year tax positions	29
Gross decrease related to prior year tax positions	(8)
Accrual balance at January 2, 2026	$196
As of January 2, 2026 and June 27, 2025, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was $196 million and $140 million, respectively. Interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of January 2, 2026 and June 27, 2025 was $14 million and $11 million, respectively.
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
Note 16.    Subsequent Events
On January 29, 2026, the Company and Kioxia Corporation entered into an FAL Second Commitment and Extension Agreement (the “FAL Second Extension Agreement”) and FPL Second Commitment and Extension Agreement (the “FPL Second Extension Agreement”, and together with the FAS Second Extension Agreement, collectively, the “Extension Agreements”), under which the parties thereto extended the term of the Flash Alliance and Flash Partners joint ventures to December 31, 2034. Following the execution of the Extension Agreements, all of the Flash Ventures across the Yokkaichi and Kitakami sites now co-terminate on December 31, 2034.
In addition to the Extension Agreements, the Company entered into Agreement to Enhance Collaboration with Kioxia, pursuant to which the Company will pay Kioxia $1.2 billion, with payments made over the years 2026 through 2029, in consideration of Kioxia’s manufacturing services and the continued availability of supply.

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
On June 9, 2025, WDC disposed of 21,314,768, or 14.6%, of our common stock through an exchange of our common stock for WDC debt held by WDC creditors, which shares were sold by affiliates of the WDC creditors in a registered public offering by the Company. All expenses for the offering were paid for by us. As of January 2, 2026, WDC retained 7,513,019, or 5.1%, of the outstanding shares of the Company’s common stock, which WDC is expected to divest within twelve months following the separation.

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
On September 25, 2025, SanDisk China and JCET entered into an Amendment No. 1 to the Amended and Restated Equity Purchase Agreement that included a $10 million provision for working capital support, resulting in a reduction of the September 28, 2025 installment payment from JCET. The Company recognized the adjustment as a Loss on business divestiture during the six months ended January 2, 2026 and the amendment reduced the September 28, 2025 installment to $27 million, as discussed in Part I, Item 1, Note 10, Related Parties and Related Commitments and Contingencies—Flash Ventures of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Financing Activities
Prior to the separation, the Company received financing from certain of WDC’s subsidiaries in the form of borrowings under intercompany revolving credit agreements and promissory notes to fund activities primarily related to Flash Ventures. Additional information regarding our outstanding notes due to (from) Western Digital Corporation is included in Part I, Item 1, Note 10, Related Parties and Related Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
As discussed in Part I, Item 1, Note 8, Debt of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on February 21, 2025, the Company entered into a loan agreement comprised of a seven-year Term Loan B facility in an aggregate principal amount of $2.0 billion (the “Term Loan Facility”) and a five-year revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $1.5 billion, including up to $150 million for letters of credit.
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
As of January 2, 2026, the Company has drawn no amounts under the Revolving Credit Facility.
Operational Update
In the second quarter, we generally saw demand for our NAND continue to outpace supply, leading to improved revenues when compared to prior periods. We expect this imbalance of supply and demand to persist through calendar year 2026 and beyond. The rapid growth of AI infrastructure is driving demand for high-performance storage products, and AI adoption is driving the need for NAND storage to support these workloads.
We continue to manage our supply to match market demand. In doing so, we expect to invest in, and allocate resources to, high-value opportunities for both the short-term and long-term benefit of our customers and the Company.

In 2025, the U.S. began enacting a number of changes in U.S. trade policy, including increased tariffs on imported goods. Currently, the majority of our products sold in the U.S. are exempt from tariffs, but additional tariff increases, or the loss of applicable exemptions, would increase the cost of goods sold for our products sold in the U.S., which could negatively impact our margins and financial performance. Increases in the price of our products in response to increased costs may adversely impact demand for those products in the U.S., which could also negatively impact our performance and financial results.
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
Basis of Presentation
On February 21, 2025, the Company became a standalone publicly traded company, and its financial statements are now presented on a consolidated basis. Prior to the separation, the Company’s historical consolidated financial information was derived from WDC’s consolidated financial statements and accounting records and prepared as if the Company existed on a standalone basis. The financial statements for all periods presented, including the historical results of the Company prior to February 21, 2025, are now referred to as “Consolidated Financial Statements” and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the policies and practices that are generally accepted in the industry in which it operates, consistent with prior statements.
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

Results of Operations
Overview
The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by U.S. dollars and percentage of net revenue(1):

	Three Months Ended
	January 2, 2026		December 27, 2024		$ Change	% Change
	(in millions, except percentages)
Revenue, net	$3,025	100.0%	$1,876	100.0%	$1,149	61%
Cost of revenue	1,484	49.1	1,270	67.7	214	17
Gross profit	1,541	50.9	606	32.3	935	154
Operating expenses:
Research and development	327	10.8	279	14.9	48	17
Selling, general and administrative	139	4.6	142	7.6	(3)	(2)
Business separation costs	9	0.3	21	1.1	(12)	(57)
Employee termination and other	1	—	3	0.2	(2)	(67)
(Gain) loss on business divestiture	—	—	(34)	(1.8)	34	(100)
Total operating expenses	476	15.7	411	22.0	65	16
Operating income	1,065	35.2	195	10.3	870	446
Interest and other expense:
Interest income	12	0.4	2	0.1	10	500
Interest expense	(25)	(0.8)	(4)	(0.2)	(21)	525
Other expense, net	(115)	(3.8)	(20)	(1.1)	(95)	475
Total interest and other expense, net	(128)	(4.2)	(22)	(1.2)	(106)	482
Income before taxes	937	31.0	173	9.1	764	442
Income tax expense	134	4.4	69	3.7	65	94
Net income	$803	26.6	$104	5.4	699	672

	Six Months Ended
	January 2, 2026		December 27, 2024		$ Change	% Change
	(in millions, except percentages)
Revenue, net	$5,333	100.0%	$3,759	100.0%	$1,574	42%
Cost of revenue	3,105	58.2	2,427	64.6	678	28
Gross profit	2,228	41.8	1,332	35.4	896	67
Operating expenses:
Research and development	643	12.1	562	15.0	81	14
Selling, general and administrative	318	6.0	272	7.2	46	17
Business separation costs	18	0.3	41	1.1	(23)	(56)
Employee termination and other	(2)	—	5	0.1	(7)	(140)
(Gain) loss on business divestiture	10	0.2	(34)	(0.9)	44	(129)
Total operating expenses	987	18.6	846	22.5	141	17
Operating income	1,241	23.2	486	12.9	755	155
Interest and other expense:
Interest income	28	0.5	5	0.1	23	460
Interest expense	(65)	(1.2)	(6)	(0.2)	(59)	983
Other expense, net	(143)	(2.7)	(45)	(1.2)	(98)	218
Total interest and other expense, net	(180)	(3.4)	(46)	(1.3)	(134)	291
Income before taxes	1,061	19.8	440	11.6	621	141
Income tax expense	146	2.7	125	3.3	21	17
Net income	$915	17.1	$315	8.3	600	190
(1) Percentage may not total due to rounding.
The following table sets forth, for the periods presented, summary information regarding our disaggregated revenue:

	Three Months Ended		Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
	(in millions)
Revenue by end market:
Datacenter	$440	$250	$709	$550
Edge	1,678	1,028	3,065	2,097
Consumer	907	598	1,559	1,112
Total revenue	$3,025	$1,876	$5,333	$3,759

Revenue by geography:
Asia	$2,063	$1,086	$3,578	$2,236
Americas	513	389	919	832
Europe, Middle East and Africa	449	401	836	691
Total revenue	$3,025	$1,876	$5,333	$3,759

Net Revenue
Net revenue increased 61% in the three months ended January 2, 2026 from the comparable period in the prior year, primarily due to a 36% increase in average selling prices (“ASP”) per gigabyte and a 22% increase in exabytes sold due to stronger demand in our data storage products.
Net revenue increased 42% in the six months ended January 2, 2026 from the comparable period in the prior year, primarily due to a 26% increase in exabytes sold due to stronger demand in our data storage products and a 13% increase in ASP per gigabyte.
Datacenter revenue increased 76% in the three months ended January 2, 2026 from the comparable period in the prior year, primarily due to a 90% increase in exabytes sold, partially offset by an 8% decrease in ASP per gigabyte.
Datacenter revenue increased 29% in the six months ended January 2, 2026 from the comparable period in the prior year, primarily due to a 41% increase in exabytes sold, partially offset by a 9% decrease in ASP per gigabyte .
Edge revenue increased 63% in the three months ended January 2, 2026 from the comparable period in the prior year, primarily due to a 55% increase in ASP per gigabyte and a 10% increase in exabytes sold.
Edge revenue increased 46% in the six months ended January 2, 2026 from the comparable period in the prior year, primarily due to a 24% increase in exabytes sold and an 18% increase in ASP per gigabyte.
Consumer revenue increased 52% in the three months ended January 2, 2026 from the comparable period in the prior year, primarily due to a 30% increase in ASP per gigabyte and a 17% increase in exabytes sold.
Consumer revenue increased 40% in the six months ended January 2, 2026 from the comparable period in the prior year, primarily due to a 24% increase in exabytes sold and a 13% increase in ASP per gigabyte.
The changes in net revenue by geography in the three and six months ended January 2, 2026 from the comparable period in the prior year primarily reflected higher revenue in the Asia region from Edge customers, partially offset by lower revenue in Europe, Middle East and Africa from Datacenter customers.
Consistent with standard industry practice, we offer sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three months ended January 2, 2026 and December 27, 2024, these programs represented 14% and 22%, respectively, of gross revenues. For the six months ended January 2, 2026 and December 27, 2024, these programs represented 14% and 19%, respectively, of gross revenues. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors, including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.
Gross Profit and Gross Margin
Gross profit increased by $935 million and $896 million, respectively, for the three and six months ended January 2, 2026 from the comparable period in the prior year, primarily due to a higher ASP and an increase in exabytes sold.
Gross margin increased by 1,900 basis points and 600 basis points, respectively, for the three and six months ended January 2, 2026 from the comparable period in the prior year, primarily due to a higher ASP and an increase in exabytes sold.
The higher ASP was primarily driven by favorable pricing conditions in the industry. As a result, for the three and six months ended January 2, 2026, the increase in ASP has outpaced the movement in costs per gigabyte, inclusive of the $11 million underutilization charges incurred in the first fiscal quarter of 2026, resulting in positive margins from the comparable period in the prior year.

Operating Expenses
Research and development (“R&D”) expenses increased $48 million in the three months ended January 2, 2026 from the comparable period in the prior year, primarily due to a $30 million increase in compensation and benefits due to variable compensation associated with company performance and increased headcount and an $8 million increase in stock-based compensation.
R&D expenses increased $81 million in the six months ended January 2, 2026 from the comparable period in the prior year, primarily due to a $46 million increase in compensation and benefits due to variable compensation associated with company performance and increased headcount, a $10 million increase in stock-based compensation, a $9 million increase in spending for R&D projects as we continue to invest in innovation and a $4 million increase in datacenter program material purchases.
Selling, general and administrative expenses decreased $3 million in the three months ended January 2, 2026 from the comparable period in the prior year, primarily due to a $40 million decrease in materials due to a change in business practice for the launch of new products, whereby the Company is distributing fewer free samples and has started entering into contracts to sell certain qualification units to customers. The cost of qualification units are recorded in inventory until sold to customers and recognized as cost of revenue. The change contributed to a decrease in materials and production costs classified as selling expenses when compared to the prior year period, partially offset by an $18 million increase in outside service costs supporting operation and a $16 million increase in compensation and benefits mainly due to variable compensation associated with company performance and increased headcount.
Selling, general and administrative expenses increased $46 million in the six months ended January 2, 2026 from the comparable period in the prior year, primarily due to a $30 million decrease in materials due to a change in business practice for the launch of new products, whereby the Company is distributing fewer free samples and has started entering into contracts to sell certain qualification units to customers. The cost of qualification units are recorded in inventory until sold to customers and recognized as cost of revenue. The change contributed to a decrease in materials and production costs classified as selling expenses when compared to the prior year period, partially offset by a $28 million increase in compensation and benefits and employee-related costs mainly due to variable compensation associated with company performance and increase in headcount, a $26 million increase in outside service costs supporting operations and a $12 million increase in stock-based compensation.
Employee termination and other charges decreased $2 million in the three months ended January 2, 2026 from the comparable period in the prior year, as there were no restructuring actions taken in the current period.
Employee termination and other charges decreased $7 million in the six months ended January 2, 2026 from the comparable period in the prior year, as there were no restructuring actions taken in the current period.
Business separation costs
Business separation costs decreased $12 million in the three months ended January 2, 2026 from the comparable period in the prior year due to post-separation-related costs decreasing.
Business separation costs decreased $23 million in the six months ended January 2, 2026 from the comparable period in the prior year due to post-separation-related costs decreasing.
(Gain) loss on business divestiture
(Gain) loss on business divestiture decreased $34 million in the three months ended January 2, 2026 from the comparable period in the prior year as a result of the closing of the sale of SDSS that took place on September 28, 2024, for which there was no comparable transaction in the current period.
(Gain) loss on business divestiture decreased $44 million in the six months ended January 2, 2026 from the comparable period in the prior year as a result of the closing of the sale of SDSS on September 28, 2024 and an amendment to the Amended and Restated Equity Purchase Agreement with JCET, related to our prior sale of SDSS, in the current period that resulted in a loss. On September 25, 2025, SanDisk China and JCET entered into an Amendment No. 1 to the Amended and Restated Equity Purchase Agreement that included a $10 million provision for working capital support, resulting in a reduction of the September 28, 2025 installment payment from JCET. The Company recognized the adjustment as a Loss on business divestiture for the six months ended January 2, 2026, as discussed in Part I, Item 1, Note 10, Related Parties and Related Commitments and Contingencies—Flash Ventures of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Interest and Other Expense, net

Interest and other expense, net increased $106 million in the three months ended January 2, 2026 from the comparable period in the prior year, primarily due to the settlement of certain non-operating legal matters, an increase in interest expense from our Term Loan Facility, and the impairment of an investment, partially offset by an increase in interest income related to cash and investment accounts and a gain on sale of investment.
Interest and other expense, net increased $134 million in the six months ended January 2, 2026 from the comparable period in the prior year, primarily due to the settlement of certain non-operating legal matters, an increase in interest expense from our Term Loan Facility, and the impairment of an investment, partially offset by an increase in interest income related to cash and investment accounts and a gain on sale of investment.
Income Tax Expense
H.R.1, more widely known as the One Big Beautiful Bill Act (“OBBBA”), was signed into law on July 4, 2025. It reversed the requirement for capitalization of U.S. research and development expenditures that came into law under the Tax Cuts and Jobs Act of 2017, but the mandatory requirement of capitalization of foreign research and development expenditures remains. The tax rates for income earned by our foreign subsidiaries will also be changed under H.R. 1, which applies to our fiscal years 2027 and onwards. Depending on our operating results, these changes can materially impact our effective tax rate and operating cash flows. During the three and six months ended January 2, 2026, we recorded a $10 million tax benefit in relation to the OBBBA’s impact on the Company’s 2025 tax provision.
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
On December 20, 2021, the Organization for Economic Co-operation and Development G20 Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two (“Pillar Two”). Pillar Two is currently effective in most of the jurisdictions in which we operate. Accordingly, these taxes are included in the Company’s Income tax expense for the three and six months ended January 2, 2026.
The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended		Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
	(in millions)
Income before taxes	$937	$173	$1,061	$440
Income tax expense	134	69	146	125
Effective tax rate	14%	40%	14%	28%
The relative mix of earnings and losses by jurisdiction credits and tax holidays in Malaysia that will expire at various dates during years 2028 through 2031 resulted in decreases to the effective tax rate below the U.S. statutory rate for the three and six months ended January 2, 2026.
For additional information regarding income tax expense, see Part I, Item 1, Note 14, Income Tax Expense of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Financial condition, liquidity and capital resources
The following table summarizes our Condensed Consolidated Statements of Cash Flows of January 2, 2026 and December 27, 2024:

	Six Months Ended
	January 2, 2026	December 27, 2024
	(in millions)
Net cash provided by (used in):
Operating activities	$1,507	$(36)
Investing activities	(180)	169
Financing activities	(1,273)	344
Effect of exchange rate changes on cash	4	(1)
Net increase in cash and cash equivalents	$58	$476
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
A total of $476 million and $692 million of our cash and cash equivalents were held outside of the U.S. as of January 2, 2026 and June 27, 2025, respectively. There are no material tax consequences that were not previously accrued for the repatriation of this cash. Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities.
Operating Activities
Net cash provided by operating activities primarily consists of net income or loss, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. Net cash provided as a result of changes in operating assets and liabilities was $313 million in the six months ended January 2, 2026, as compared to $487 million net cash used in the six months ended December 27, 2024, reflecting an increase in the volume of our business, as discussed above.
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

	Three Months Ended
	January 2, 2026	December 27, 2024
Days sales outstanding	37	44
Days in inventory	121	156
Days payable outstanding	(53)	(49)
Cash conversion cycle	105	151
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

For the three months ended January 2, 2026, DSO decreased 7 days primarily due to higher revenue during the period and continued strong receivables collections. During the three months ended January 2, 2026, DIO decreased 35 days over the three months ended December 27, 2024, primarily due to an increase in petabytes shipped. DPO increased 4 days over the comparable period in the prior year, primarily due to routine variations in the timing of purchases and payments during the period.
Investing Activities
Net cash used in investing activities in the six months ended January 2, 2026 primarily consisted of $89 million in capital expenditures, partially offset by $25 million in net proceeds from our sale of a majority interest in one of our subsidiaries, coupled with $127 million in net issuances from activity related to Flash Ventures. Net cash used in investing activities in the six months ended December 27, 2024 primarily consisted of $191 million in net proceeds from our sale of a majority interest in one of our subsidiaries and $92 million in net proceeds from activity related to Flash Ventures, partially offset by $115 million in capital expenditures.
Financing Activities
Net cash used in financing activities in the six months ended January 2, 2026 primarily consisted of Term Loan Facility repayments totaling $1,250 million and $47 million of taxes paid on vested stock awards. Net cash provided by financing activities in the six months ended December 27, 2024 primarily consisted of primarily consisted of $550 million in proceeds from borrowings on notes due to WDC and $101 million in proceeds from repayments on notes due from WDC, partially offset by $231 million transferred from WDC and $76 million in net repayments on notes due to WDC.
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
Short-and-Long-term Liquidity
Material Cash Requirements as of January 2, 2026
The following is a summary of our known material cash requirements, including those for capital expenditures, as of January 2, 2026. In addition, see the discussions further below related to unrecognized tax benefits, foreign exchange contracts and indemnifications to address other material cash requirements discussed below that are not included in the table:

	Total	Remaining six months of 2026	2-3 Years (2027-2028)	4-5 Years (2029-2030)	More than 5 Years (Beyond 2030)
	(in millions)
Long-term debt, including current portion (1)	$650	$10	$40	$40	$560
Flash Ventures related commitments (2)	5,358	1,342	2,799	1,107	110
Interest on debt (3)	276	22	90	89	75
Operating leases	315	19	66	47	183
Purchase obligations and other commitments	2,539	60	1,232	1,155	92
Total	$9,138	$1,453	$4,227	$2,438	$1,020
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
As of January 2, 2026, the Company was in compliance with the loan agreement financial covenant that prohibits the Company from exceeding a maximum Leverage Ratio. Additional information regarding our indebtedness, including information about availability under our revolving credit facility and the principal repayment terms, interest rates, covenants, collateral and other key terms of our outstanding indebtedness, is included in Part I, Item I Note 8, Debt of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Flash Ventures
Flash Ventures sells to, and leases back from, a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements, of which we guarantee half of all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of January 2, 2026, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 10, Related Parties and Related Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding Flash Ventures.
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
Unrecognized Tax Benefits
As of January 2, 2026, our liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $196 million. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of January 2, 2026 and June 27, 2025 was $14 million and $11 million, respectively. Of these amounts, approximately $195 million could result in potential cash payments.
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
Indemnifications
Concurrent with the separation, the Company and WDC entered into a Tax Matters Agreement under which the Company and WDC agreed to indemnify each other for certain tax positions. As a result of this agreement, the Company recorded a tax indemnification liability of $112 million on February 21, 2025, which was recognized as an adjustment to the Net investment from Western Digital Corporation. The remaining tax indemnification liability of $128 million is classified as Other liabilities in the Condensed Consolidated Balance Sheets as of January 2, 2026.
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
We have performed sensitivity analyses as of January 2, 2026, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at January 2, 2026. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $36 million at January 2, 2026.
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
Interest Rate Risk
We held variable rate debt. As of January 2, 2026, our variable rate debt outstanding consisted of our Term Loan Facility, which is based on various index rates as discussed further in Part I, Item 1, Note 8, Debt of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As of January 2, 2026, the outstanding balance on our variable rate debt was $650 million, and a one percent increase in the variable rate of interest would increase our annual interest expense by $6.6 million.
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
Item 5.    Other Information
Insider Trading Arrangements
None.
Flash Ventures Extension Agreements
On January 29, 2026, Sandisk Corporation (“Sandisk”) entered into an FAL Second Commitment and Extension Agreement (the “FAL Second Extension Agreement”) by and among Sandisk, Kioxia Corporation (“Kioxia”), SanDisk LLC (“SanDisk LLC”), and SanDisk (Ireland) Limited (“SanDisk Ireland”), under which the parties thereto extended the term of Flash Alliance Limited (“FAL”) to December 31, 2034. The term of FAL was previously extended to December 31, 2029.
On January 29, 2026, Sandisk entered into an FPL Second Commitment and Extension Agreement (the “FPL Second Extension Agreement”, and together with the FAL Second Extension Agreement, collectively, the “Extension Agreements”) by and among Sandisk, Kioxia, SanDisk LLC, and SanDisk (Cayman) Limited (“SanDisk Cayman”), under which the parties thereto extended the term of Flash Partners Limited (“FPL”) to December 31, 2034. The term of FPL was previously extended to December 31, 2029.
In connection with the Extension Agreements, on January 29, 2026, Sandisk entered into an Agreement to Enhance Collaboration by and among Sandisk, Kioxia, Sandisk Technologies, Inc. (“Sandisk Technologies”), SanDisk LLC, SanDisk Ireland and SanDisk Cayman, under which Sandisk Technologies will make certain payments totaling $1.2 billion over the years 2026 through 2029 in consideration of Kioxia’s manufacturing services and the continued availability of supply.
Sandisk and Kioxia currently operate three business ventures, FAL, FPL and Flash Forward Limited (“FFL”, and together with FAL and FPL, collectively, “Flash Ventures”) across eight flash-based manufacturing facilities in Japan. Through Flash Ventures, Sandisk and Kioxia collaborate in the development and manufacture of flash-based memory wafers using semiconductor manufacturing equipment owned or leased by each of the Flash Ventures entities. The Company and Kioxia also co-develop flash technologies (including process technology and memory design) for Flash Ventures’ use and jointly own these co-developed flash technologies.

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
10.1
Agreement to Enhance Collaboration, dated as of January 29, 2026, by and among Kioxia Corporation, Sandisk Corporation, Sandisk Technologies, Inc., SanDisk LLC, SanDisk (Ireland) Limited and SanDisk (Cayman) Limited†

10.2	FAL Second Commitment and Extension Agreement, dated as of January 29, 2026, by and among Kioxia Corporation, Sandisk Corporation, SanDisk LLC and SanDisk (Ireland) Limited†
10.3	FPL Second Commitment and Extension Agreement, dated as of January 29, 2026, by and among Kioxia Corporation, Sandisk Corporation, SanDisk LLC and SanDisk (Cayman) Limited†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101**
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
Dated: January 30, 2026