Form 10-Q
period 2026-04-03
Sandisk Corp
filed 2026-05-01
CIK 2023554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of the close of business on April 24, 2026, 148,089,758 shares of common stock, par value $0.01 per share, were outstanding.

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
•execution, financial, and market risks associated with long-term agreements;
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
You are urged to carefully review our disclosures concerning these risks and the additional disclosures we make concerning material risks and other factors that may affect the outcome of our forward-looking statements and our business and operating results, including those made in our Annual Report on Form 10-K for the year ended June 27, 2025, as filed with the United States Securities and Exchange Commission on August 21, 2025 , and those made in this Quarterly Report on Form 10-Q for the quarter ended April 3, 2026. You are cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report on Form 10-Q, which speak only as of the date of this document. We do not intend, and undertake no obligation, to update or revise these forward-looking statements to reflect new information or events after the date of this document or to reflect the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	April 3, 2026	June 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$3,735	$1,481
Accounts receivable, net	2,726	1,068
Inventories	2,238	2,079
Income tax receivable	81	66
Other current assets	388	392
Total current assets	9,168	5,086
Property, plant and equipment, net	649	619
Notes receivable and investments in Flash Ventures	684	654
Goodwill	4,994	4,999
Deferred tax assets	87	58
Income tax receivable, non-current	134	80
Other non-current assets	1,359	1,489
Total assets	$17,075	$12,985
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$416	$366
Accounts payable to related parties	435	400
Contract liabilities	323	25
Accrued expenses	383	400
Accrued compensation	329	173
Income tax payable, current	31	43
Current portion of long-term debt	—	20
Total current liabilities	1,917	1,427
Deferred tax liabilities	17	17
Income tax payable, non-current	783	131
Long-term debt	—	1,829
Non-current contract liabilities	188	—
Other liabilities	393	365
Total liabilities	3,298	3,769
Commitments and contingencies (Notes 10, 11, 14 and 15)
Shareholders’ equity:
Common stock, $0.01 par value; authorized — 450 shares; issued and outstanding — 148 shares and 146 shares, respectively	$1	$1
Additional paid-in capital	11,289	11,248
Retained earnings (Accumulated deficit)	2,746	(1,784)
Accumulated other comprehensive loss	(259)	(249)
Total shareholders’ equity	13,777	9,216
Total liabilities and shareholders’ equity	$17,075	$12,985
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Revenue, net	$5,950	$1,695	$11,283	$5,454
Cost of revenue	1,288	1,313	4,393	3,740
Gross profit	4,662	382	6,890	1,714
Operating expenses:
Research and development	337	285	980	847
Selling, general and administrative	161	139	479	411
Goodwill impairment	—	1,830	—	1,830
Loss on debt extinguishment	46	—	46	—
Business separation costs	7	9	25	50
Employee termination and other	—	—	(2)	5
(Gain) loss on business divestiture	—	—	10	(34)
Total operating expenses	551	2,263	1,538	3,109
Operating income (loss)	4,111	(1,881)	5,352	(1,395)
Interest and other income (expense):
Interest income	12	6	40	11
Interest expense	(6)	(16)	(71)	(22)
Other income (expense), net	(10)	(10)	(153)	(55)
Total interest and other income (expense), net	(4)	(20)	(184)	(66)
Income (loss) before taxes	4,107	(1,901)	5,168	(1,461)
Income tax expense	492	32	638	157
Net income (loss)	$3,615	$(1,933)	$4,530	$(1,618)

Net income (loss) per common share:
Basic	$24.43	$(13.33)	$30.82	$(11.16)
Diluted	$23.03	$(13.33)	$29.42	$(11.16)

Weighted average shares outstanding:
Basic	148	145	147	145
Diluted	157	145	154	145
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Net income (loss)	$3,615	$(1,933)	$4,530	$(1,618)
Other comprehensive income (loss), before tax
Foreign currency translation adjustment	(9)	24	(51)	(11)
Net unrealized gain on derivative contracts	6	101	54	175
Total other comprehensive income (loss), before tax	(3)	125	3	164
Income tax benefit (expense) related to items of other comprehensive income, before tax	(1)	7	(13)	(8)
Other comprehensive income (loss), net of tax	(4)	132	(10)	156
Total comprehensive income (loss)	$3,611	$(1,801)	$4,520	$(1,462)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	April 3, 2026	March 28, 2025
Cash flows from operating activities
Net income (loss)	$4,530	$(1,618)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	112	127
Stock-based compensation	165	133
Goodwill impairment	—	1,830
Deferred income taxes	(42)	7
(Gain) loss on disposal of assets	1	(1)
Impairment of cost method investments	5	1
Unrealized foreign exchange (gain) loss	39	(6)
(Gain) loss on business divestiture	10	(34)
Loss on debt extinguishment	46	—
Amortization of debt issuance costs and discounts	6	1
Equity loss in investees, net of dividends received	58	68
Gain on sale of investments	(9)	—
Other non-cash operating activities, net	20	17
Settlement of accrued interest on Notes due to Western Digital Corporation	—	(99)
Changes in:
Accounts receivable, net	(1,658)	(11)
Inventories	(159)	(241)
Accounts payable	36	99
Accounts payable to related parties	35	(28)
Contract liabilities	486	—
Accrued expenses	(21)	3
Income taxes payable	640	—
Accrued compensation	156	(38)
Other assets and liabilities, net	89	(220)
Net cash provided by (used in) operating activities	4,545	(10)
Cash flows from investing activities
Purchases of property, plant and equipment	(134)	(159)
Proceeds from dispositions of business	25	401
Notes receivable issuances to Flash Ventures	(339)	(274)
Notes receivable proceeds from Flash Ventures	174	428
Distributions from Flash Ventures	—	176
Strategic investments and other, net	11	1
Net cash provided by (used in) investing activities	(263)	573
Cash flows from financing activities
Issuance of stock under employee stock plans	24	—
Taxes paid on vested stock awards under employee stock plans	(149)	(6)
Proceeds from debt	—	1,970
Repayment of debt	(1,900)	—
Debt issuance costs	—	(32)
Proceeds from borrowings on Notes due to Western Digital Corporation	—	550
Proceeds from principal repayments on Notes due from Western Digital Corporation	—	101
Repayments of principal on Notes due to Western Digital Corporation	—	(76)
Transfers to Western Digital Corporation	—	(1,887)
Net cash provided by (used in) financing activities	(2,025)	620
Effect of exchange rate changes on cash	(3)	(4)
Net increase in cash and cash equivalents	2,254	1,179
Cash and cash equivalents, beginning of year	1,481	328
Cash and cash equivalents, end of period	$3,735	$1,507

Supplemental disclosure of cash flow information:
Cash paid for interest	$111	$102
Cash received for interest	40	2
Cash paid for income taxes	117	10
Non-cash transfers of:
Notes due to (from) Western Digital Corporation	—	1,223
Other assets and liabilities, net, from Western Digital Corporation	—	105
Contribution of equity interest in Unis Venture from Western Digital Corporation	—	61
Property, plant and equipment from Western Digital Corporation	—	27
Tax balances to Western Digital Corporation	—	8
Tax indemnification liability to Western Digital Corporation	—	(112)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at June 27, 2025	146	$1	$11,248	$(1,784)	$(249)	$9,216
Net income	—	—	—	112	—	112
Employee stock plans	1	—	(15)	—	—	(15)
Foreign currency translation adjustment	—	—	—	—	(14)	(14)
Net unrealized gain on derivative contracts	—	—	—	—	29	29
Stock-based compensation	—	—	53	—	—	53
Balance at October 3, 2025	147	$1	$11,286	$(1,672)	$(234)	$9,381
Net income	—	—	—	803	—	803
Employee stock plans	1	—	(8)	—	—	(8)
Foreign currency translation adjustment	—	—	—	—	(28)	(28)
Net unrealized gain on derivative contracts	—	—	—	—	7	7
Stock-based compensation	—	—	58	—	—	58
Balance at January 2, 2026	148	$1	$11,336	$(869)	$(255)	$10,213
Net income	—	—	—	3,615	—	3,615
Employee stock plans	—	—	(101)	—	—	(101)
Foreign currency translation adjustment	—	—	—	—	(9)	(9)
Net unrealized gain on derivative contracts	—	—	—	—	5	5
Stock-based compensation	—	—	54	—	—	54
Balance at April 3, 2026	148	$1	$11,289	$2,746	$(259)	$13,777

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Investment from Western Digital Corporation	Total
Balance at June 28, 2024	—	$—	$—	$—	$(452)	$11,534	$11,082
Net income	—	—	—	—	—	211	211
Foreign currency translation adjustment	—	—	—	—	43	—	43
Net unrealized gain on derivative contracts	—	—	—	—	166	—	166
Stock-based compensation	—	—	—	—	—	41	41
Net transfer from Western Digital Corporation	—	—	—	—	—	583	583
Balance at September 27, 2024	—	—	—	—	(243)	12,369	12,126
Net income	—	—	—	—	—	104	104
Foreign currency translation adjustment	—	—	—	—	(78)	—	(78)
Net unrealized loss on derivative contracts	—	—	—	—	(107)	—	(107)
Stock-based compensation	—	—	—	—	—	48	48
Net transfer from Western Digital Corporation	—	—	—	—	(6)	(86)	(92)
Balance at December 27, 2024	—	—	—	—	(434)	12,435	12,001
Net loss	—	—	—	(1,761)	—	(172)	(1,933)
Foreign currency translation adjustment	—	—	—	—	24	—	24
Net unrealized gain on derivative contracts	—	—	—	—	108	—	108
Stock-based compensation	—	—	20	—	—	24	44
Employee stock plans	—	—	(7)	—	—	—	(7)
Net transfer from Western Digital Corporation	—	—	—	—	(4)	(1,072)	(1,076)
Issuance of common stock and reclassification of net transfers from Western Digital Corporation	145	1	11,214	—	—	(11,215)	—
Balance at March 28, 2025	145	$1	$11,227	$(1,761)	$(306)	$—	$9,161
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Organization and Basis of Presentation
Description of the Company
Sandisk Corporation (“Sandisk” or the “Company”) is a leading developer, manufacturer and provider of data storage devices and solutions based on NAND flash technology. With a differentiated innovation engine driving advancements in storage and semiconductor technologies, Sandisk’s broad and ever-expanding portfolio delivers powerful flash storage solutions for artificial intelligence (“AI”) workloads in datacenters, edge devices, and consumer applications. Sandisk’s technologies enable everyone from students, gamers, and home offices to the largest enterprises and public clouds to produce, analyze, and store data. The Company’s solutions include a broad range of solid-state drives, embedded products, removable cards, universal serial bus drives, and wafers and components. The Company’s broad portfolio of technology and products addresses multiple end markets of “Datacenter” (formerly referred to as “Cloud”), “Edge” (formerly referred to as “Client”), and “Consumer.” The Company operates primarily in the United States (“U.S.”) and also internationally, with a significant concentration in the Asia Pacific region.
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
Also on February 21, 2025, in connection with the separation, the Company entered into a $1.5 billion revolving credit facility, which was undrawn at the separation date, and a $2.0 billion term loan facility. The Company used a portion of the proceeds received from the term loan facility and cash on hand to make a net distribution payment of $1.5 billion to WDC in exchange for assets, liabilities, and certain legal entities of WDC associated with the Company. The remaining outstanding balance of the Company’s term loan facility was repaid in full on March 4, 2026.
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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On June 9, 2025, WDC disposed of 21,314,768, or 14.6%, of the Company’s common stock through an exchange of Sandisk’s common stock for WDC debt held by WDC creditors, which shares were sold by affiliates of the WDC creditors in a registered public offering by the Company. On February 18, 2026, WDC disposed of 5,821,135 outstanding shares of the Company through an exchange of Sandisk’s common stock for WDC debt held by WDC creditors, which shares were sold by affiliates of the WDC creditors in a registered public offering by the Company. All expenses for these offerings were paid for by the Company. Following this transaction, WDC continued to retain 1,691,884 of the outstanding shares of the Company’s common stock and, as of March 19, 2026, the sale of such shares is no longer subject to restriction.
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
Reclassifications
Certain prior period presentations in the Condensed Consolidated Financial Statements have been reclassified to conform to the current period presentation. These changes in presentation do not affect previously reported results.
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
Periods Post Separation
After the separation on February 21, 2025, the Company’s financial statements for the period from February 22, 2025 through April 3, 2026 are Condensed Consolidated Financial Statements based on the Company’s reported results as a standalone company. All transactions and accounts between controlled entities within the Company have been eliminated.
Following the separation, certain functions continue to be provided by or for WDC for up to fifteen months under the TSA or are being performed using the Company’s own resources or third-party service providers. For the period ended April 3, 2026, charges under the TSA were not material.
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
Fiscal Year
The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, the Company reports a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2025, which ended on June 27, 2025, was comprised of 52 weeks, with all quarters consisting of 13 weeks. Fiscal year 2026 is comprised of 53 weeks and ends on July 3, 2026, with the first fiscal quarter consisting of 14 weeks. Unless otherwise indicated, references herein to specific years and quarters are to fiscal years and fiscal quarters, and references to financial information are on a condensed consolidated basis.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Chief Executive Officer, who is the CODM, evaluates the performance of the Company and makes resource allocation decisions for its single reportable operating segment based upon the Company’s condensed consolidated operating income (loss) and net income (loss). The CODM considers variances of actual performance to forecasted amounts of these profit measures when making decisions. Asset information is not used by the CODM to evaluate performance or allocate resources.
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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which is intended to modernize the accounting for software costs. The amendments eliminate references to software development project stages and introduce a new threshold for capitalization. This ASU requires an entity to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of this ASU in the Company’s financial statements. The ASU will be effective beginning with the Company’s financial statements for the year ending June 29, 2029.
In December 2025, the FASB issued ASU 2025-10, “Accounting for Government Grants Received by Business Entities”, which is intended to clarify the accounting treatment for government grants received by business entities. This ASU establishes the accounting for a government grant received by a business entity, including guidance for a grant related to an asset and a grant related to income. This ASU also provides guidance on recognition, measurement and presentation of government grants received by a business entity. This ASU is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. The Company is currently assessing the impact of this ASU in the Company’s financial statements. This ASU will be effective beginning with the Company’s financial statements for the year ending June 28, 2030.
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-scope Improvements”. This ASU makes targeted, narrow-scope improvements to the interim reporting guidance to clarify application and to improve consistency in practice. The amendments do not change the underlying principles of interim reporting. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of this ASU in the Company’s financial statements. The ASU will be effective beginning with the Company’s financial statements for the year ending June 29, 2029.

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
The Company’s disaggregated revenue information was as follows:

	Three Months Ended		Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
	(in millions)
Revenue by end market:
Datacenter	$1,467	$197	$2,176	$747
Edge	3,663	927	6,728	3,024
Consumer	820	571	2,379	1,683
Total revenue	$5,950	$1,695	$11,283	$5,454

Revenue by geography:
Asia	$4,272	$1,038	$7,850	$3,274
Americas	1,209	375	2,128	1,207
Europe, Middle East and Africa	469	282	1,305	973
Total revenue	$5,950	$1,695	$11,283	$5,454
The Company’s top 10 customers accounted for 46% and 41% of its net revenue for the three and nine months ended April 3, 2026, respectively, and 41% and 43% of its net revenue for the three and nine months ended March 28, 2025, respectively. For the three months ended April 3, 2026, one customer accounted for more than 10% of the Company’s net revenue and for the three months ended March 28, 2025, a different customer accounted for more than 10% of the Company’s net revenue. For the nine months ended April 3, 2026 and March 28, 2025, no customer accounted for more than 10% of the Company’s net revenue.
Note 4.    Revenue
Contract assets represent the Company’s right to consideration where performance obligations are completed but the customer payments are not due until another performance obligation is satisfied. The contract assets as of April 3, 2026 were not material and the Company had no contract assets as of June 27, 2025. Contract liabilities relate to customer payments in advance of performance under the contract and primarily include remaining performance obligations under long-term agreements. The contract liabilities as of June 27, 2025 were $25 million, of which $22 million were recognized as revenue during the nine months ended April 3, 2026. Total contract liabilities as of April 3, 2026 were $511 million. The increase in contract liabilities during the period was driven by customer advances associated with long‑term agreements entered into during the period.
The Company incurs sales commissions as direct incremental costs to obtain sales contracts. The Company has applied the practical expedient to recognize sales commissions as an expense when incurred if the amortization period is expected to be one year or less, with these costs charged to Selling, general and administrative expenses. Direct incremental costs to obtain contracts with an expected benefit of more than one year were not material.
As of April 3, 2026, the transaction price allocated to remaining performance obligations was $41.6 billion, of which $41.2 billion has not yet been billed and $0.4 billion has been recorded as contract liabilities. Approximately 15% of the remaining performance obligations from these contracts with customers are expected to be recognized as revenue over the next twelve months. The remaining performance obligations are mainly attributed to long-term agreements with customers.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company applies the practical expedient and does not disclose the transaction price allocated to the remaining performance obligations for (i) arrangements with an original expected duration of one year or less, mainly consisting of sales of qualification units to customers, professional service, support, and maintenance contracts, and (ii) variable consideration for sale-based or usage-based royalties for intellectual property license arrangements, which typically range longer than one year.
Note 5.    Supplemental Financial Statement Data
Goodwill
The following table provides a summary of goodwill activity for the period presented:

Goodwill
(in millions)
Balance at June 27, 2025	$4,999
Impairment charges	—
Foreign currency translation adjustment	(5)
Balance at April 3, 2026	$4,994
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
During the three and nine months ended March 28, 2025, the Company identified potential impairment indicators related to macroeconomic indicators, industry developments, the trading price of the Company’s common stock and resulting market capitalization that warranted a quantitative impairment analysis of long-lived assets and goodwill.
In accordance with FASB ASC No. 360, “Property, Plant, and Equipment,” the Company performed a recoverability test at the asset group level, which was determined to be equivalent to its reporting unit to assess potential impairments of long-lived assets comprised of property, plant and equipment. The results of the recoverability test showed that the estimated undiscounted net cash flows to be generated from the use and eventual disposition of the Company’s long-lived assets exceeded its net carrying value. As a result, no write-down of depreciable long-lived assets was recognized as of March 28, 2025.
In accordance with ASC No. 350, “Intangibles - Goodwill and Other,” the Company performed a quantitative test by measuring the fair value of its reporting unit based on a weighting of two valuation methodologies: an income approach and a market approach.
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
The results of the quantitative test indicated that the carrying value of our reporting unit exceeded its estimated fair value, resulting in the recognition of a $1.8 billion goodwill impairment charge as of, and for the period ended, March 28, 2025, which was recorded in the accompanying Condensed Consolidated Statements of Operations.
For the three and nine months ended April 3, 2026, the Company recorded no goodwill impairment charges.
Accounts receivable, net
From time to time, in connection with factoring agreements, WDC sold certain of the Company’s trade accounts receivable without recourse to third-party purchasers in exchange for cash. During the three and nine months ended April 3, 2026, there were no trade accounts receivable sold by the Company. During the three and nine months ended March 28, 2025, there were no trade accounts receivable sold by the Company. There were no factored receivables outstanding as of April 3, 2026 or June 27, 2025.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Inventories

	April 3, 2026	June 27, 2025
	(in millions)
Inventories:
Raw materials and component parts	$1,492	$1,517
Work-in-process	332	262
Finished goods	414	300
Total inventories	$2,238	$2,079
Property, plant and equipment, net

	April 3, 2026	June 27, 2025
	(in millions)
Property, plant and equipment:
Land	$10	$10
Machinery and equipment	1,522	1,480
Buildings and improvements	395	390
Computer equipment and software	168	176
Furniture and fixtures	17	18
Construction-in-process	60	51
Property, plant and equipment, gross	2,172	2,125
Accumulated depreciation	(1,523)	(1,506)
Property, plant and equipment, net	$649	$619
Product warranty liability
Changes in the warranty accrual were as follows:

Product Warranty Liability
(in millions)
Balance at June 27, 2025	$44
Charges to operations	54
Utilization	(21)
Changes in estimate related to pre-existing warranties	(4)
Balance at April 3, 2026	$73
The current portion of the warranty accrual was classified in Accrued expenses and the long-term portion was classified in Other liabilities as noted below:

	April 3, 2026	June 27, 2025
	(in millions)
Warranty accrual:
Current portion	$35	$22
Long-term portion	38	22
Total warranty accrual	$73	$44

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other liabilities

	April 3, 2026	June 27, 2025
	(in millions)
Other liabilities:
Non-current lease liability	$182	$193
Tax indemnification liability	131	110
Other non-current liabilities	80	62
Total other liabilities	$393	$365
In connection with, and at the time of, the separation, the Company recorded a $112 million liability to indemnify WDC as a result of the Tax Matters Agreement entered into between the parties in connection with the separation. The indemnification pertains to certain WDC tax positions where the underlying issues are determined to be related to the Company’s business before the spin-off. As WDC receives tax assessments, settles with tax authorities, or when the statute of limitations lapses, the indemnification liabilities will be reassessed and adjusted accordingly. The outstanding balance of the liability as of April 3, 2026 was $131 million.
Accumulated other comprehensive loss
Accumulated other comprehensive loss (“AOCL”), net of tax, refers to expenses, gains, and losses that are recorded as an element of equity but are excluded from net income (loss). The components of AOCL were as follows:

	Foreign Currency Translation Adjustment	Unrealized Income (Losses) on Derivative Contracts	Total Accumulated Comprehensive Loss
	(in millions)
Balance at June 27, 2025	$(202)	$(47)	$(249)
Other comprehensive income (loss)	(51)	54	3
Income tax expense related to items of other comprehensive income	—	(13)	(13)
Net current-period other comprehensive income (loss)	(51)	41	(10)
Balance at April 3, 2026	$(253)	$(6)	$(259)
During the three and nine months ended April 3, 2026, the amounts reclassified out of AOCL were losses related to foreign exchange contracts, substantially all of which were charged to Cost of revenue in the Condensed Consolidated Statements of Operations.
As of April 3, 2026, substantially all existing net losses related to cash flow hedges recorded in AOCL are expected to be reclassified to earnings within the next twelve months.
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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present information about the Company’s financial instruments that were measured at fair value on a recurring basis for the periods presented and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	April 3, 2026
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$1,836	$—	$—	$1,836
Foreign exchange contracts (included in Other current assets)	—	9	—	9
Total assets at fair value	$1,836	$9	$—	$1,845
Liabilities:
Foreign exchange contracts (included in Accrued expenses)	$—	$2	$—	$2
Total liabilities at fair value	$—	$2	$—	$2

	June 27, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$751	$—	$—	$751
Foreign exchange contracts (included in Other current assets)	—	17	—	17
Total assets at fair value	$751	$17	$—	$768
Liabilities:
Foreign exchange contracts (included in Accrued expenses)	$—	$22	$—	$22
Total liabilities at fair value	$—	$22	$—	$22
During the periods presented, the Company had no transfers of financial instruments between levels, and there were no changes in valuation techniques or the inputs used in the fair value measurement.
Note 7.    Derivative Instruments and Hedging Activities
As of April 3, 2026, the Company had outstanding foreign exchange forward contracts that were designated as non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed twelve months.
Changes in the fair values of any non-designated foreign exchange contracts are recognized in Other income (expense), net, and are largely offset by corresponding changes in the fair values of the foreign currency-denominated monetary assets and liabilities. For the three months ended April 3, 2026 and March 28, 2025, total net realized and unrealized transactions and foreign exchange contracts were a $2 million loss and an $8 million gain, respectively. For the nine months ended April 3, 2026 and March 28, 2025, total net realized and unrealized transactions and foreign exchange contracts were losses of $11 million and $17 million, respectively.
Unrealized gains or losses on any designated cash flow hedges are recognized in AOCL. For more information regarding cash flow hedges, see Note 5, Supplemental Financial Statement Data—Accumulated other comprehensive loss for additional disclosures.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8.    Debt
Loan Agreement
Debt consisted of the following:

	April 3, 2026	June 27, 2025
	(in millions)
Variable interest rate Term Loan Facility maturing 2032	$—	$1,900
$1.5B Revolving Credit Facility maturing 2030	—	—
Total debt	—	1,900
Unamortized issuance costs	—	51
Subtotal	—	1,849
Less: Current portion of long-term debt	—	20
Long term debt	$—	$1,829
On February 21, 2025, the Company entered into a Loan Agreement (the “Loan Agreement”) by and among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other parties party thereto. The Loan Agreement comprised a term loan B facility in the principal amount of $2.0 billion (the “Term Loan Facility”) and a revolving credit facility in the principal amount of $1.5 billion (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”).
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
Term Loan Facility
The Term Loan Facility bore interest, at the Company’s option, at (x) the Adjusted Term SOFR Rate (as defined in the Loan Agreement) plus an interest rate margin of 3.00% per annum or (y) a base rate plus an interest rate margin of 2.00% per annum.
The outstanding principal balance of the Term Loan Facility was required to be repaid in quarterly installments that began on June 27, 2025, in an aggregate amount equal to 0.25% of the aggregate principal amount of the Term Loan Facility. A final payment comprised of all principal and interest was due and payable at maturity on February 20, 2032.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On March 4, 2026, the Company settled in full the remaining principal amounts due on the Term Loan Facility, plus accrued interest, using cash on hand. In connection with the early settlement of the Term Loan Facility, the Company recognized a loss on debt extinguishment of $46 million resulting from the write-off of the remaining unamortized issuance costs at settlement.
Revolving Credit Facility
Borrowings under the Revolving Credit Facility, for U.S. dollar borrowings, will bear interest, at the Company’s option, at (x) the Adjusted Term SOFR Rate (as defined in the Loan Agreement), which rate includes a credit spread adjustment of 0.10%, plus an interest rate margin of 2.00% per annum (subject to step-ups based on the Company’s Leverage Ratio (as defined in the Loan Agreement)), or (y) a base rate plus an interest rate margin of 1.00% per annum (subject to step-ups based on the Company’s Leverage Ratio (as defined in the Loan Agreement)). The Company pays a commitment fee of 0.30% per annum (subject to step-ups based on the Company’s Leverage Ratio (as defined in the Loan Agreement)) in respect of undrawn revolving commitments under the Revolving Credit Facility. The Revolving Credit Facility will also provide for borrowings in Euros, Japanese yen, and additional currencies agreed to by the lenders under the Revolving Credit Facility. The Revolving Credit Facility will mature on February 21, 2030, at which time the commitments thereunder shall be terminated and will not have any amortization.
In connection with the establishment of the Revolving Credit Facility, the Company recognized deferred costs, classified as Other non-current assets of $8 million, which are amortized to Interest expense over the life of the facility.
The Loan Agreement also includes a financial covenant, which is solely for the benefit of the lenders under the Revolving Credit Facility, that prohibits the Company from exceeding a maximum Leverage Ratio (as defined in the Loan Agreement). As of April 3, 2026, the Company was in compliance with the financial covenant.
As of April 3, 2026, the Company had no outstanding standby letters of credit, and the available capacity under the Revolving Credit Facility was $1.5 billion.
Interest expense and amortization of issuance costs
For the three months ended April 3, 2026, interest expense was $4 million and amortization of issuance costs was $2 million. For the nine months ended April 3, 2026, interest expense was $63 million and amortization of issuance costs was $6 million. For the three and nine months ended March 28, 2025, interest expense was $15 million and amortization of issuance costs was $1 million.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9.    Segment Reporting
The following table presents the revenue, segment cost of revenue, significant segment expenses, and other segment items that are reflected in operating income (loss) of the Company’s reportable operating segment under its internal management reporting system, along with a reconciliation to consolidated net income (loss). This presentation aligns with how the CODM reviews financial information, using both operating income (loss) and net income (loss) to evaluate performance and allocate resources.
In the financial information presented below, Segment cost of revenue, Segment research and development and Segment selling, general and administrative consist of Cost of revenue, Research and development and Selling, general and administrative, respectively, as reported in the Company’s Condensed Consolidated Statement of Operations, less stock-based compensation costs allocated to those captions. Additional significant segment expenses include Stock-based compensation and Goodwill impairment. Other segment items includes Loss on debt extinguishment, Business separation costs, Employee termination and other, Loss on business divestiture, and in past comparative periods, Gain on business divestiture.

	Three Months Ended		Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
	(in millions)
Revenue	$5,950	$1,695	$11,283	$5,454
Segment cost of revenue	(1,284)	(1,310)	(4,380)	(3,728)
Segment research and development	(312)	(265)	(905)	(787)
Segment selling, general and administrative	(136)	(118)	(402)	(350)
Stock-based compensation	(54)	(44)	(165)	(133)
Goodwill impairment	—	(1,830)	—	(1,830)
Other segment items	(53)	(9)	(79)	(21)
Operating income (loss)	4,111	(1,881)	5,352	(1,395)
Total interest and other income (expense), net	(4)	(20)	(184)	(66)
Income tax expense	(492)	(32)	(638)	(157)
Net income (loss)	$3,615	$(1,933)	$4,530	$(1,618)

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following table presents the notes receivable from, and equity investments in, Flash Ventures for the periods presented:

	April 3, 2026	June 27, 2025
	(in millions)
Notes receivable, Flash Partners	$4	$7
Notes receivable, Flash Alliance	8	36
Notes receivable, Flash Forward	471	316
Investment in Flash Partners	30	55
Investment in Flash Alliance	98	115
Investment in Flash Forward	73	125
Total notes receivable and investments in Flash Ventures	$684	$654
During the three and nine months ended April 3, 2026, the Company made net payments to Flash Ventures of $0.9 billion and $2.7 billion, respectively, for purchases of flash-based memory wafers and net loans. During the three and nine months ended March 28, 2025, the Company made net payments to Flash Ventures of $0.9 billion and $2.9 billion, respectively, for purchases of flash-based memory wafers and net loans. In addition, during the nine months ended April 3, 2026, the Company received a $15 million dividend distribution from Flash Ventures.
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
As of April 3, 2026 and June 27, 2025, the Company had accounts payable balances due to Flash Ventures of $305 million and $279 million, respectively.
The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at April 3, 2026, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to translation from the Japanese yen to the U.S. dollar.

April 3, 2026
(in millions)
Notes receivable	$483
Equity investments	201
Operating lease guarantees	993
Inventory and prepayments	1,290
Maximum estimable loss exposure	$2,967

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Flash Ventures has historically operated at nearly 100% of its manufacturing capacity. During the nine months ended April 3, 2026, the Company temporarily reduced its utilization of its share of Flash Ventures’ manufacturing capacity. During the nine months ended April 3, 2026 and three and nine months ended March 28, 2025, the Company incurred costs of $11 million and $24 million, respectively, associated with the reduction in utilization related to Flash Ventures, which were recorded as charges to Cost of revenue. No such charges were incurred during the three months ended April 3, 2026.
The Company has facility agreements with Kioxia related to the construction and operation of Kioxia’s 300-millimeter wafer fabrication facility in Kitakami, Japan, referred to as “K1”, a wafer fabrication facility in Yokkaichi, Japan, referred to as “Y7”, and a wafer fabrication facility in Kitakami, Japan, referred to as “K2”. In connection with the construction of these facilities, the Company makes prepayments toward Kioxia’s future building depreciation. In connection with the start-up of the K1, Y7 and K2 facilities, the Company has made prepayments over time, and as of April 3, 2026, $856 million, with $131 million recorded within Other current assets and $725 million recorded within Other non-current assets in the Condensed Consolidated Balance Sheets, remain to be credited against future building depreciation charges and ultimately released within Cost of revenue when the Company’s inventory is sold. As of April 3, 2026, the Company is also committed to making additional building depreciation prepayments of $373 million, based on the Japanese yen to U.S. dollar exchange rate of ¥159.50 as of such date, payable as follows: $17 million for the remainder of fiscal year 2026, $119 million in fiscal year 2027, $174 million in fiscal year 2028 and $63 million in fiscal year 2029. As of April 3, 2026, in addition to the requirements to make building depreciation prepayments, the Company will also make payments for building depreciation of approximately $104 million at varying dates through fiscal year 2034.
On January 29, 2026, Sandisk entered into an FAL Second Commitment and Extension Agreement (the “FAL Second Extension Agreement”) by and among Sandisk, Kioxia, SanDisk LLC (“SanDisk LLC”), and SanDisk (Ireland) Limited (“SanDisk Ireland”), under which the parties thereto extended the term of Flash Alliance from December 31, 2029 to December 31, 2034.
On January 29, 2026, Sandisk entered into an FPL Second Commitment and Extension Agreement (the “FPL Second Extension Agreement”, and together with the FAL Second Extension Agreement, collectively, the “Extension Agreements”) by and among Sandisk, Kioxia, SanDisk LLC, and SanDisk (Cayman) Limited (“SanDisk Cayman”), under which the parties thereto extended the term of Flash Partners from December 31, 2029 to December 31, 2034.
Following the execution of the Extension Agreements, all three of the joint ventures that comprise the Flash Ventures are scheduled to co-terminate on December 31, 2034.
In connection with the Extension Agreements, on January 29, 2026, Sandisk entered into an Agreement to Enhance Collaboration by and among Sandisk, Kioxia, Sandisk Technologies, Inc. (“Sandisk Technologies”), SanDisk LLC, SanDisk Ireland and SanDisk Cayman, under which Sandisk Technologies will make certain payments directly to Kioxia totaling $1.2 billion over the years 2026 through 2029 in consideration of Kioxia’s manufacturing services and the continued availability of supply, from execution through December 31, 2034.
Inventory Purchase Commitments with Flash Ventures. Purchase orders placed with Flash Ventures for up to three months are binding and cannot be canceled.
Research and Development Activities. The Company participates in common research and development (“R&D”) activities with Kioxia and is contractually committed to a minimum funding level. R&D commitments due for the remaining three months of 2026 are $42 million.
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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of April 3, 2026:

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥158	$993
The following table details the components of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments, in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of April 3, 2026:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
2026	$89	$18	$107
2027	276	95	371
2028	147	92	239
2029	70	49	119
2030	33	57	90
2031	5	62	67
Total guarantee obligations	$620	$373	$993
The Company and Kioxia have agreed to mutually contribute to and indemnify each other and Flash Ventures for environmental remediation costs or liabilities resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments nor recorded any indemnification receivables under any such agreements. As of April 3, 2026, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.
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
On September 25, 2025, SanDisk China and JCET entered into an Amendment No. 1 to the Amended and Restated Equity Purchase Agreement that included a $10 million provision for working capital support, resulting in a reduction of the September 28, 2025 installment payment from JCET to $27 million. The Company recognized the adjustment as a Loss on business divestiture for the nine months ended April 3, 2026.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of April 3, 2026, the outstanding consideration receivable was recognized at its present value of $138 million, with $37 million classified as Other current assets and $101 million classified as Other non-current assets in the Condensed Consolidated Balance Sheets. The remaining present value discount of $13 million as of April 3, 2026 will be recognized using the effective interest method over the next four years as Interest income in the Condensed Consolidated Statements of Operations.
The Company’s 20% retained interest in SDSS was determined to be valued at $158 million based on the fair value of the total pre-tax consideration received and receivable from JCET for its purchase of its 80% interest in SDSS. The Company accounts for its 20% interest in SDSS as an equity method investment within Other non-current assets in the Condensed Consolidated Balance Sheets. The Company’s 20% interest in the earnings of SDSS is recognized one quarter in arrears and is reported in Other income (expense), net in the Condensed Consolidated Statements of Operations. As of April 3, 2026, the 20% retained interest in SDSS was valued at $166 million.
Subsequent to and in connection with the Transaction, Western Digital Technologies, Inc. (“WDT,” a WDC affiliate) entered into a five-year supply agreement with SDSS (the “Supply Agreement”) to purchase certain flash-based products with a minimum annual commitment of $550 million (the “minimum annual commitment”). On January 10, 2025, the Company and WDT entered into an assignment agreement, pursuant to which WDT assigned all of its rights and obligations under the Supply Agreement to the Company. The Supply Agreement contains specific penalties the Company must pay if it fails to meet its minimum annual commitment. The Supply Agreement also provides that if the Company’s purchases exceed the minimum annual commitment in any of the two years immediately succeeding any annual period where a shortfall penalty has been paid, SDSS shall reimburse the Company an amount not exceeding the previously paid penalty amount. The Supply Agreement expires on September 28, 2029, and automatically renews for additional one-year terms unless earlier terminated by either of the parties. The Company also entered into an agreement to grant SDSS certain intellectual property rights on a royalty-free basis for use in manufacturing products on the Company’s behalf for the term of and under the Supply Agreement. For the three and nine months ended April 3, 2026, the Company made purchases of $112 million and $390 million, respectively, under the Supply Agreement. For the three and nine months ended March 28, 2025, the Company made purchases of $108 million and $219 million, respectively, under the Supply Agreement. As of April 3, 2026 and March 28, 2025, the Company had a $130 million and $112 million accounts payable balance due to SDSS, respectively.
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
Prior to the execution of the Equity Transfer Agreement, the Unis Venture was not historically managed as a component of the Company and, as such, the related equity method investment was not reflected within the Company’s Condensed Consolidated Financial Statements. After the execution of the Equity Transfer Agreement, the Company accounts for its investment in the Unis Venture under the equity method of accounting. The Company’s 48% interest in the earnings of the Unis Venture will be recognized one quarter in arrears from the date the Unis Venture was transferred to the Company and will be reported in Other income (expense), net in the Condensed Consolidated Statements of Operations.
Revenue from products distributed by the Unis Venture is recognized upon sell-through to third-party customers. For the three and nine months ended April 3, 2026, the Company recognized approximately 3% and 2%, respectively, of its condensed consolidated revenue on products distributed by the Unis Venture. For the three and nine months ended March 28, 2025, the Company recognized approximately 1% and 1%, respectively, of its condensed consolidated revenue on products distributed by the Unis Venture. The outstanding accounts receivable due from the Unis Venture were 5% and 1% of Accounts receivable, net, as of April 3, 2026 and June 27, 2025, respectively.
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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As of quarter end April 3, 2026, the separation between the Company and WDC has been finalized, and no separation-related adjustments have been, or are expected to be, incurred going forward.
•Employee Matters Agreement - The Employee Matters Agreement allocates liabilities and responsibilities relating to employment matters, employee compensation and benefit plans and programs and other related matters. Pursuant to this agreement, during the nine months ended April 3, 2026, the Company received reimbursement of short-term employee incentives totaling $22 million from WDC. The Company did not receive any reimbursements from this agreement for the three months ended April 3, 2026.
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
As a result of this agreement, the Company recorded a tax indemnification liability of $112 million on February 21, 2025. This liability was subsequently increased to reflect changes in indemnification obligations under the Tax Matters Agreement, which is recorded in Other expense, net in the Condensed Consolidated Statements of Operations. The remaining tax indemnification liability of $131 million is classified as Other liabilities in the Condensed Consolidated Balance Sheets as of April 3, 2026.
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
The following presents Interest expense and Interest income on notes due to (from) Western Digital Corporation, which were recorded within Interest expense and Interest income in the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended		Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
	(in millions)
Interest income on notes due from Western Digital Corporation	$—	$—	$—	$(1)
Interest expense on notes due to Western Digital Corporation	$—	$3	$—	$7

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
The table below summarizes the impact of expense allocations from WDC within the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended		Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
	(in millions)
Research and development	$—	$—	$—	$189
Selling, general, and administrative	—	10	—	158
Business separation costs	—	9	—	50
Employee termination and other charges	—	—	—	5
Total allocation of Corporate Expenses	$—	$19	$—	$402
The Company’s historical financial statements for periods prior to the separation do not purport to reflect what results of operations, financial position, equity or cash flows would have been if the Company had operated as a standalone company during the periods presented prior to the separation.
Cash Management
Prior to the separation, WDC provided funding for the Company’s operating and investing activities, including pooled cash managed by WDC’s treasury, to fund operating expenses and capital expenditures. WDC also directly collected certain of the Company’s receivables. These activities were reflected as a component of the Net investment from Western Digital Corporation, and this arrangement is not reflective of the manner in which the Company would operate as a standalone company separate from WDC during the periods presented.
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

	Nine Months Ended
	April 3, 2026	March 28, 2025
	(in millions)
Net transfers from Western Digital Corporation per Condensed Consolidated Statements of Shareholders’ Equity	$—	$(585)
Notes due to Western Digital Corporation	—	(1,223)
Other assets and liabilities, net transferred from Western Digital Corporation	—	(105)
Unis Venture transferred from Western Digital Corporation	—	(61)
Property, plant and equipment, net transferred from Western Digital Corporation	—	(27)
Tax balances transferred from Western Digital Corporation	—	(8)
Accumulated other comprehensive loss transferred from Western Digital Corporation	—	10
Tax indemnification liability transferred to Western Digital Corporation	—	112
Net transfers to Western Digital Corporation per Condensed Consolidated Statements of Cash Flows	$—	$(1,887)
Note 11.    Leases and Other Commitments
Leases
The Company leases certain domestic and international facilities and datacenter space under long-term, non-cancelable operating leases that expire at various dates through fiscal year 2039. In connection with and subsequent to the separation, the Company entered into various sublease agreements with WDC under long-term, non-cancelable operating leases that expire at various dates through fiscal year 2032.
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
The following table presents right-of-use lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	April 3, 2026	June 27, 2025
	(in millions)
Operating lease right-of-use assets (included in other non-current assets)	$199	$214

Operating lease liabilities:
Current portion of long-term operating lease liabilities (included in accrued expenses)	25	26
Long-term operating lease liabilities (included in other liabilities)	182	193
Total operating lease liabilities	$207	$219
The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
	(in millions)
Cost of operating leases	$11	$11	$34	$27
Cash paid for operating leases	10	8	30	22
Operating lease assets obtained in exchange for operating lease liabilities	3	39	10	43
The weighted average remaining lease term and discount rate for the Company’s operating leases were as follows:

	April 3, 2026	March 28, 2025
Weighted average remaining lease term in years	10.6	11.3
Weighted average discount rate	7.4%	7.3%
As of April 3, 2026, remaining minimum lease payments were as follows:

Lease Amounts
(in millions)
Minimum lease payments by fiscal year:
Remaining three months of 2026	$10
2027	37
2028	29
2029	26
2030	23
Thereafter	183
Total future minimum lease payments	308
Less: Imputed interest	101
Present value of lease liabilities	$207
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
On March 25, 2026, the Company entered into a Private Placement Subscription Agreement (the “Equity Investment Agreement”) with Nanya Technology Corporation (“Nanya”), pursuant to which the Company agreed to make a strategic equity investment in Nanya through a private placement of Nanya common stock (the “Transaction”).
Under the Equity Investment Agreement, the Company agreed to purchase approximately 139 million shares of Nanya common stock for an aggregate purchase price of $972 million, representing approximately 3.9% of Nanya’s outstanding common stock on a fully diluted basis following the Transaction. The purchase price reflected a 15% discount to Nanya’s 30-day average trading price, consistent with the Taiwan Securities and Exchange Act (“SEA”) and applicable regulations. The private placement was conducted pursuant to Article 43-6 of the SEA and applicable regulations and was subject to post-closing filings with the Taiwan Stock Exchange and other Taiwanese regulatory authorities. The shares issued to the Company in the private placement are subject to a statutory lock-up period of three years following delivery, during which the Company will be restricted from transferring or selling the shares, subject to limited exceptions under applicable Taiwanese law. On April 8, 2026, the Company remitted the purchase price to fully subscribe for the shares of Nanya. See Note 16, Subsequent Events for additional disclosures.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Concurrently with the Equity Investment Agreement, the Company and Nanya also entered into a multi-year strategic supply arrangement pursuant to which Nanya will supply the Company with DRAM products. The supply arrangement is intended to support the Company’s long-term DRAM sourcing strategy. The supply arrangement includes committed volumes per year, subject to variable pricing that is determined on a quarterly basis, based on the average selling price of Nanya’s DRAM products in the preceding quarter.
As of April 3, 2026, the Company had the following minimum long-term commitments, which includes the commitment to purchase shares of Nanya that was satisfied on April 8, 2026, see Note 16, Subsequent Events:

Long-term commitments
(in millions)
Fiscal year:
Remaining three months of 2026	$1,179
2027	1,070
2028	1,596
2029	1,805
2030	1,365
Thereafter	92
Total	$7,107
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
In connection with the separation, all outstanding RSU and PSU awards held by former employees of WDC and its affiliates, who became Sandisk employees after the separation, were adjusted pursuant to conversion ratios determined in accordance with the terms of the Employee Matters Agreement. Outstanding RSU and PSU awards held by employees in the positions of Vice President and above as of the separation date were converted into RSU or PSU awards of Sandisk shares and RSU awards of WDC shares at a ratio of one-third (1/3) of one share of the Company’s common stock for each WDC award held by each such employee. For all other employees, the value of the converted RSU awards was designed to preserve the aggregate intrinsic value of the awards immediately after the separation when compared to the aggregate intrinsic value of those awards immediately prior to separation. Pursuant to the Employee Matters Agreement, the converted awards shall generally continue to be subject to the same terms and conditions as were applicable to the original WDC awards, including with respect to vesting, except as described in the Employee Matters Agreement. As a result of the conversion, the Company will incur approximately $41 million of incremental stock-based compensation expense from the date of the separation through the remaining service period for the awards. Of this amount, $4 million and $13 million was recognized during the three and nine months ended April 3, 2026, respectively, and approximately $16 million is expected to be recognized over the awards’ remaining service periods.
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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes RSU and PSU award activity under the Company’s incentive plans during the nine months ended April 3, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vesting Date
	(in millions)
RSUs and PSUs outstanding at June 27, 2025	6.6	$38.98	$—
Granted	3.3	62.59	—
Vested	(2.0)	36.60	492.42
Canceled/forfeited	(0.3)	39.18	—
RSUs and PSUs outstanding at April 3, 2026	7.6	$49.98	$492.42
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
Compensation cost related to unvested RSUs, PSUs, and rights to purchase shares of common stock under the ESPP is amortized on a straight-line basis over the remaining service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of April 3, 2026:

	Unamortized Compensation Costs	Weighted average service period
	(in millions)	(years)
RSUs and PSUs	$364	2.44
ESPP	19	1.17
Total unamortized compensation cost	$383
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
Stock-based Compensation Expense
The following tables present the Company’s stock-based compensation for equity-settled awards by type, financial statement line, and the related tax benefit included in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
	(in millions)
RSUs and PSUs	$50	$43	$151	$124
ESPP	4	1	14	9
Total	$54	$44	$165	$133

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
	(in millions)
Cost of revenue	$4	$3	$13	$12
Research and development	25	20	75	60
Selling, general, and administrative	25	21	77	61
Subtotal	$54	$44	$165	$133
Tax expense (benefit)	(5)	5	(17)	(26)
Total	$49	$49	$148	$107
Any shortfalls or excess windfall tax benefits and tax deficiencies for shortfalls related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, are excluded from the tax expense (benefit) above.
Note 13.     Net Income (Loss) per Common Share
The separation was executed through WDC’s pro rata distribution of 80.1% of the outstanding shares of common stock of the Company to holders of WDC’s common stock as of February 21, 2025. On the separation date, the Company issued 145 million shares of common stock, par value $0.01 per share. This share amount is utilized for the calculation of basic and diluted net income (loss) per share for all periods presented prior to the separation, and these shares are treated as issued and outstanding for purposes of calculating historical net income (loss) per share. For periods prior to the separation, it is assumed that there are no dilutive equity instruments as there were no equity awards of Sandisk outstanding prior to the separation.
The following table presents the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
	(in millions, except per share amounts)
Net income (loss)	$3,615	$(1,933)	$4,530	$(1,618)

Weighted average shares outstanding:
Basic	148	145	147	145
Diluted (1)	157	145	154	145

Net income (loss) per common share:
Basic	$24.43	$(13.33)	$30.82	$(11.16)
Diluted (1)	$23.03	$(13.33)	$29.42	$(11.16)
(1) For the three months ended April 3, 2026, 0.1 million weighted average outstanding awards were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive. For the nine months ended April 3, 2026, 0.1 million weighted average outstanding awards were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive. For the three and nine months ended March 28, 2025, the Company recorded a net loss. Accordingly, the potential dilution from all equity awards would be anti-dilutive. As a result, basic net loss per share is equal to diluted net loss per share for such periods.
Basic net income (loss) per share is computed using (i) net income (loss) divided by (ii) weighted average basic shares outstanding. Diluted net income (loss) per share is computed as (i) net income (loss) divided by (ii) weighted average diluted shares outstanding. The treasury stock method is used to determine the dilutive impact of unvested equity awards.
Potentially dilutive shares include dilutive outstanding employee RSUs, PSUs, and rights to purchase shares of common stock under the ESPP.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 14.    Income Tax Expense
H.R. 1, more widely known as the One Big Beautiful Bill Act (“OBBBA”), was signed into law on July 4, 2025. It reversed the requirement for capitalization of U.S. research and development expenditures that came into law under the Tax Cuts and Jobs Act of 2017, but the mandatory requirement of capitalization of foreign research and development expenditures remains. The tax rates for income earned by the Company’s foreign subsidiaries are changed under H.R. 1, which applies to the Company’s fiscal years 2027 and onward. Depending on the Company’s operating results, these changes can materially impact the Company’s effective tax rate and its operating cash flows. During the nine months ended April 3, 2026, the Company recorded a $10 million tax benefit in relation to the OBBBA’s impact on its 2025 tax provision.
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
On December 20, 2021, the Organisation for Economic Co-operation and Development G20 Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two (“Pillar Two”). Pillar Two is currently effective in most of the jurisdictions in which we operate. Accordingly, these taxes are included in the Company’s Income tax expense for the three and nine months ended April 3, 2026.
The following table presents the Company’s Income tax expense and effective tax rate:

	Three Months Ended		Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
	(in millions)
Income (loss) before taxes	$4,107	$(1,901)	$5,168	$(1,461)
Income tax expense	492	32	638	157
Effective tax rate	12%	(2)%	12%	(11)%
The relative mix of earnings and losses by jurisdiction, credits and tax holidays in Malaysia that will expire at various dates during years 2028 through 2031 resulted in decreases to the effective tax rate below the U.S. statutory rate for the three and nine months ended April 3, 2026.
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
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding accrued interest and penalties for the nine months ended April 3, 2026:

(in millions)
Accrual balance at June 27, 2025	$140
Gross increases related to prior year tax positions	29
Gross increases related to current year tax positions	95
Gross decrease related to prior year tax positions	(11)
Accrual balance at April 3, 2026	$253
As of April 3, 2026 and June 27, 2025, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was $253 million and $140 million, respectively. Interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of April 3, 2026 and June 27, 2025 was $15 million and $11 million, respectively.

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
Note 16.    Subsequent Events
On April 8, 2026, the Company satisfied its payment obligation under the Equity Investment Agreement with Nanya by remitting the purchase price of $972 million to fully subscribe for 138,685,000 shares of Nanya, that were received on April 28, 2026, upon completion of the share issuance procedures as set forth in the Equity Investment Agreement.
On April 30, 2026, the Company announced that its Board of Directors had approved a $6 billion (exclusive of fees and commissions) share repurchase program (the “Repurchase Program”). The acquisition of shares under the Repurchase Program may be effected from time to time through open market purchases (including under a plan adopted pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934) or other methods of acquiring shares, in each case on such terms and at such times as shall be permitted by applicable securities laws and determined by the Company’s management. The Company expects shares repurchased under the Repurchase Program to be funded by operating cash flows. The amount and timing of share repurchases will depend on market conditions and other relevant factors. The Company may suspend or discontinue the Repurchase Program at any time. The approval of the Repurchase Program does not obligate the Company to repurchase any common shares.

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
Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, we report a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2025, which ended on June 27, 2025, was comprised of 52 weeks, with each fiscal quarter consisting of 13 weeks. Fiscal year 2026 is comprised of 53 weeks and ends on July 3, 2026, with the first fiscal quarter consisting of 14 weeks.
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
On June 9, 2025, WDC disposed of 21,314,768, or 14.6%, of our common stock through an exchange of our common stock for WDC debt held by WDC creditors, which shares were sold by affiliates of the WDC creditors in a registered public offering by the Company. On February 18, 2026, WDC disposed of 5,821,135 outstanding shares of the Company through an exchange of Sandisk’s common stock for WDC debt held by WDC creditors, which shares were sold by affiliates of the WDC creditors in a registered public offering by us. All expenses for these offerings were paid for by us. Following this transaction, WDC continued to retain 1,691,884 of the outstanding shares of the Company’s common stock and, as of March 19, 2026, the sale of such shares is no longer subject to restriction.

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
On March 4, 2026, the Company settled in full the remaining outstanding principal amounts of the Term Loan Facility, plus accrued interest, using cash on hand. In connection with the early settlement of the Term Loan Facility, the Company recognized a loss on debt extinguishment of $46 million resulting from the write-off of the remaining unamortized issuance costs.
As of April 3, 2026, the Company has drawn no amounts under the Revolving Credit Facility.
Operational Update
In the third quarter, we continued to observe that the rapid growth of AI infrastructure is driving demand for high-performance storage products, and AI adoption is driving the need for NAND storage to support these workloads, leading to increased revenues when compared to prior periods. The current demand environment has led to pricing shifts that have positively impacted our business, and we expect these favorable pricing trends to have a positive impact on our revenue and cash flows from operations. We expect these conditions to persist through calendar year 2026 and beyond. Accordingly, we expect to invest in, and allocate resources to, high-value opportunities for both the short-term and long-term benefit of our customers and the Company.
The Trump Administration has made a number of changes in U.S. trade policy, including the imposition of tariffs under the authority of the International Emergency Economic Powers Act, which the U.S. Supreme Court found unlawful in February 2026, the creation of a refund process for such tariff duties, and the imposition of new tariffs under other statutory authorities. Currently, the majority of our products sold in the U.S. are exempt from tariffs, but additional tariff increases, or the loss of applicable exemptions, would increase the cost of goods sold for our products sold in the U.S., which could negatively impact our margins and financial performance. Increases in the price of our products in response to increased costs may adversely impact demand for those products in the U.S., which could also negatively impact our performance and financial results. Future trade policies and regulations in the U.S. and other countries, the terms of any trade arrangements that may be negotiated between the U.S. and other countries, the scope, amount, or duration of tariffs that may be imposed by any country, and the impact of these factors on our business are uncertain and may contribute to increased costs and reduced demand for our products, each of which could harm our financial performance.
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

Results of Operations
Overview
The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by U.S. dollars and percentage of net revenue(1):

	Three Months Ended
	April 3, 2026		March 28, 2025		$ Change	% Change
	(in millions, except percentages)
Revenue, net	$5,950	100.0%	$1,695	100.0%	$4,255	251%
Cost of revenue	1,288	21.6	1,313	77.5	(25)	(2)
Gross profit	4,662	78.4	382	22.5	4,280	1120
Operating expenses:
Research and development	337	5.7	285	16.8	52	18
Selling, general and administrative	161	2.7	139	8.2	22	16
Goodwill impairment	—	—	1,830	108.0	(1,830)	(100)
Loss on debt extinguishment	46	0.8	—	—	46	100
Business separation costs	7	0.1	9	0.5	(2)	(22)
Total operating expenses	551	9.3	2,263	133.5	(1,712)	(76)
Operating income (loss)	4,111	69.1	(1,881)	(111.0)	5,992	(319)
Interest and other income (expense):
Interest income	12	0.2	6	0.4	6	100
Interest expense	(6)	(0.1)	(16)	(0.9)	10	(63)
Other income (expense), net	(10)	(0.2)	(10)	(0.6)	—	—
Total interest and other income (expense), net	(4)	(0.1)	(20)	(1.1)	16	(80)
Income (loss) before taxes	4,107	69.0	(1,901)	(112.1)	6,008	(316)
Income tax expense	492	8.3	32	1.9	460	1438
Net income (loss)	$3,615	60.7	$(1,933)	(114.0)	5,548	(287)

	Nine Months Ended
	April 3, 2026		March 28, 2025		$ Change	% Change
	(in millions, except percentages)
Revenue, net	$11,283	100.0%	$5,454	100.0%	$5,829	107%
Cost of revenue	4,393	38.9	3,740	68.6	653	17
Gross profit	6,890	61.1	1,714	31.4	5,176	302
Operating expenses:
Research and development	980	8.7	847	15.5	133	16
Selling, general and administrative	479	4.2	411	7.5	68	17
Goodwill impairment	—	—	1,830	33.6	(1,830)	(100)
Loss on debt extinguishment	46	0.4	—	—	46	100
Business separation costs	25	0.2	50	0.9	(25)	(50)
Employee termination and other	(2)	—	5	0.1	(7)	(140)
(Gain) loss on business divestiture	10	0.1	(34)	(0.6)	44	(129)
Total operating expenses	1,538	13.6	3,109	57.0	(1,571)	(51)
Operating income (loss)	5,352	47.5	(1,395)	(25.6)	6,747	(484)
Interest and other income (expense):
Interest income	40	0.4	11	0.2	29	264
Interest expense	(71)	(0.6)	(22)	(0.4)	(49)	223
Other income (expense), net	(153)	(1.4)	(55)	(1.0)	(98)	178
Total interest and other income (expense), net	(184)	(1.6)	(66)	(1.2)	(118)	179
Income (loss) before taxes	5,168	45.9	(1,461)	(26.8)	6,629	(454)
Income tax expense	638	5.7	157	2.9	481	306
Net income (loss)	$4,530	40.2	$(1,618)	(29.7)	6,148	(380)
(1) Percentage may not total due to rounding.
The following table sets forth, for the periods presented, summary information regarding our disaggregated revenue:

	Three Months Ended		Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
	(in millions)
Revenue by end market:
Datacenter	$1,467	$197	$2,176	$747
Edge	3,663	927	6,728	3,024
Consumer	820	571	2,379	1,683
Total revenue	$5,950	$1,695	$11,283	$5,454

Revenue by geography:
Asia	$4,272	$1,038	$7,850	$3,274
Americas	1,209	375	2,128	1,207
Europe, Middle East and Africa	469	282	1,305	973
Total revenue	$5,950	$1,695	$11,283	$5,454

Net Revenue
Net revenue increased 251% in the three months ended April 3, 2026 from the comparable period in the prior year, primarily due to a 248% increase in average selling prices (“ASP”) per gigabyte. The exabytes sold remained flat from the comparable period in the prior year.
Net revenue increased 107% in the nine months ended April 3, 2026 from the comparable period in the prior year, primarily due to a 76% increase in ASP per gigabyte and an 18% increase in exabytes sold due to stronger demand for our data storage products.
Datacenter revenue increased 645% in the three months ended April 3, 2026 from the comparable period in the prior year, primarily due to a 186% increase in ASP per gigabyte and a 160% increase in exabytes sold.
Datacenter revenue increased 191% in the nine months ended April 3, 2026 from the comparable period in the prior year, primarily due to a 79% increase in exabytes sold and a 63% increase in ASP per gigabyte.
Edge revenue increased 295% in the three months ended April 3, 2026 from the comparable period in the prior year, primarily due to a 343% increase in ASP per gigabyte, partially offset by a 10% decrease in exabytes sold.
Edge revenue increased 123% in the nine months ended April 3, 2026 from the comparable period in the prior year, primarily due to a 99% increase in ASP per gigabyte and a 12% increase in exabytes sold.
Consumer revenue increased 44% in the three months ended April 3, 2026 from the comparable period in the prior year, primarily due to a 139% increase in ASP per gigabyte, partially offset by a 40% decrease in exabytes sold.
Consumer revenue increased 41% in the nine months ended April 3, 2026 from the comparable period in the prior year, primarily due to a 39% increase in ASP per gigabyte and a 2% increase in exabytes sold.
The changes in net revenue by geography in the three and nine months ended April 3, 2026 from the comparable period in the prior year primarily reflected higher revenue in the Asia and Americas regions from Edge and Datacenter customers.
Consistent with standard industry practice, we offer sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three months ended April 3, 2026 and March 28, 2025, these programs represented 12% and 19%, respectively, of gross revenues. For the nine months ended April 3, 2026 and March 28, 2025, these programs represented 13% and 19%, respectively, of gross revenues. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors, including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.
Gross Profit and Gross Margin
Gross profit increased by $4,280 million and $5,176 million, respectively, for the three and nine months ended April 3, 2026 from the comparable period in the prior year, primarily due to a higher ASP and an increase in exabytes sold.
Gross margin increased by 5,600 basis points and 3,000 basis points, respectively, for the three and nine months ended April 3, 2026 from the comparable period in the prior year, primarily due to a higher ASP and an increase in exabytes sold.
The higher ASP was primarily driven by favorable pricing conditions in the industry. As a result, for the three and nine months ended April 3, 2026, the increase in ASP has outpaced the movement in costs per gigabyte.

Operating Expenses
Research and development (“R&D”) expenses increased $52 million in the three months ended April 3, 2026 from the comparable period in the prior year, primarily due to a $42 million increase in compensation and benefits due to variable compensation associated with company performance and increased headcount and a $5 million increase in stock-based compensation.
R&D expenses increased $133 million in the nine months ended April 3, 2026 from the comparable period in the prior year, primarily due to an $88 million increase in compensation and benefits due to variable compensation associated with company performance and increased headcount, a $19 million increase in spending for R&D projects as we continue to invest in innovation and a $15 million increase in stock-based compensation.
Selling, general and administrative expenses increased $22 million in the three months ended April 3, 2026 from the comparable period in the prior year, primarily due to a $15 million increase in compensation and benefits, mainly due to variable compensation associated with company performance and increased headcount, and a $6 million increase in customer marketing engagements, offset by a $5 million decrease in materials due to a change in business practice for the launch of new products whereby the Company is distributing fewer free samples and has started entering into contracts to sell certain qualification units to customers. The costs of qualification units are recorded in inventory until sold to customers and recognized as cost of revenue. The change contributed to a decrease in materials and production costs classified as selling expenses when compared to the prior year period, partially offset by a $4 million increase in stock-based compensation.
Selling, general and administrative expenses increased $68 million in the nine months ended April 3, 2026 from the comparable period in the prior year, primarily due to a $43 million increase in compensation and benefits and employee-related costs mainly due to variable compensation associated with company performance and an increase in headcount, offset by a $35 million decrease in materials due to a change in business practice for the launch of new products whereby the Company is distributing fewer free samples and has started entering into contracts to sell certain qualification units to customers. The costs of qualification units are recorded in inventory until sold to customers and recognized as cost of revenue. The change contributed to a decrease in materials and production costs classified as selling expenses when compared to the prior year period, partially offset by a $22 million increase in customer marketing engagements, a $16 million increase in stock-based compensation and a $9 million increase in outside service costs supporting operations.
Employee termination and other charges decreased $7 million in the nine months ended April 3, 2026 from the comparable period in the prior year as there were no restructuring actions taken in the current period.
Goodwill impairment
Goodwill impairment decreased $1.8 billion in the three and nine months ended April 3, 2026 from the comparable period in the prior year. In the three and nine months ended March 28, 2025, we recorded an impairment charge resulting from the difference between the carrying value of our reporting unit and its fair value in the prior year. No such impairment charge was incurred during the current year.
Loss on debt extinguishment
Loss on debt extinguishment increased $46 million in the three and nine months ended April 3, 2026 from the comparable period in the prior year due to the write-off of the remaining unamortized issuance costs in connection with the early settlement of the Company’s Term Loan Facility.
Business separation costs
Business separation costs decreased $2 million in the three months ended April 3, 2026 from the comparable period in the prior year due to post-separation-related costs decreasing.
Business separation costs decreased $25 million in the nine months ended April 3, 2026 from the comparable period in the prior year due to post-separation-related costs decreasing.
(Gain) loss on business divestiture
(Gain) loss on business divestiture decreased $44 million in the nine months ended April 3, 2026 from the comparable period in the prior year as a result of the closing of the sale of SDSS on September 28, 2024 and an amendment to the Amended and Restated Equity Purchase Agreement with JCET, related to our prior sale of SDSS, in the current period that resulted in a loss. On September 25, 2025, SanDisk China and JCET entered into an Amendment No. 1 to the Amended and Restated Equity Purchase Agreement that included a $10 million provision for working capital support, resulting in a reduction of the September 28, 2025 installment payment from JCET. The Company recognized the adjustment as a loss on business divestiture for the nine months ended April 3, 2026, as discussed in Part I, Item 1, Note 10, Related Parties and Related Commitments and Contingencies—Flash Ventures of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Interest and Other Income (Expense), net
Interest and other income (expense), net decreased $16 million in the three months ended April 3, 2026 from the comparable period in the prior year, primarily due a decrease in interest expense from our Term Loan Facility, and the impairment of an investment, partially offset by an increase in interest income related to cash and investment accounts.
Interest and other income (expense), net increased $118 million in the nine months ended April 3, 2026 from the comparable period in the prior year, primarily due to the settlement of certain non-operating legal matters, an increase in interest expense from our Term Loan Facility, and the impairment of an investment, partially offset by an increase in interest income related to cash and investment accounts and a gain on sale of investment.
Income Tax Expense
H.R. 1, more widely known as the One Big Beautiful Bill Act (“OBBBA”), was signed into law on July 4, 2025. It reversed the requirement for capitalization of U.S. research and development expenditures that came into law under the Tax Cuts and Jobs Act of 2017, but the mandatory requirement of capitalization of foreign research and development expenditures remains. The tax rates for income earned by our foreign subsidiaries will also be changed under H.R. 1, which applies to our fiscal years 2027 and onward. Depending on our operating results, these changes can materially impact our effective tax rate and operating cash flows. During the nine months ended April 3, 2026, we recorded a $10 million tax benefit in relation to the OBBBA’s impact on the Company’s 2025 tax provision.
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
On December 20, 2021, the Organisation for Economic Co-operation and Development G20 Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two (“Pillar Two”). Pillar Two is currently effective in most of the jurisdictions in which we operate. Accordingly, these taxes are included in the Company’s Income tax expense for the three and nine months ended April 3, 2026.
The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended		Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
	(in millions)
Income (loss) before taxes	$4,107	$(1,901)	$5,168	$(1,461)
Income tax expense	492	32	638	157
Effective tax rate	12%	(2)%	12%	(11)%
The relative mix of earnings and losses by jurisdiction, credits and tax holidays in Malaysia that will expire at various dates during years 2028 through 2031 resulted in decreases to the effective tax rate below the U.S. statutory rate for the three and nine months ended April 3, 2026.
For additional information regarding income tax expense, see Part I, Item 1, Note 14, Income Tax Expense of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Financial condition, liquidity and capital resources
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the periods ended April 3, 2026 and March 28, 2025:

	Nine Months Ended
	April 3, 2026	March 28, 2025
	(in millions)
Net cash provided by (used in):
Operating activities	$4,545	$(10)
Investing activities	(263)	573
Financing activities	(2,025)	620
Effect of exchange rate changes on cash	(3)	(4)
Net increase in cash and cash equivalents	$2,254	$1,179
In alignment with market conditions, we maintained what we believe to be a conservative capital expenditure strategy for fiscal year 2025. For fiscal year 2026, we increased our capital investments as we transition to newer nodes to meet the demand and technology needs of our product portfolio.
We believe our cash and cash equivalents will be sufficient to meet our working capital and, capital expenditure needs, as well as to fund any repurchases of our shares under the Repurchase Program, for at least the next twelve months and for the foreseeable future thereafter. We believe we can also access the various capital markets to further supplement our liquidity position if necessary. Our ability to sustain our working capital position is subject to a number of risks that we discuss under the heading “Risk Factors” included in Part I, Item 1A. Risk Factors included in our Annual Report on Form 10-K.
A total of $2,001 million and $692 million of our cash and cash equivalents were held outside of the U.S. as of April 3, 2026 and June 27, 2025, respectively. There are no material tax consequences that were not previously accrued for the repatriation of this cash. Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities.
Operating Activities
Net cash provided by operating activities primarily consists of net income or loss, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. Net cash used as a result of changes in operating assets and liabilities was $396 million in the nine months ended April 3, 2026, as compared to $436 million net cash used in the nine months ended March 28, 2025, reflecting an increase in the volume of our business, as discussed above.
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

	Three Months Ended
	April 3, 2026	March 28, 2025
Days sales outstanding	42	53
Days in inventory	158	150
Days payable outstanding	(60)	(53)
Cash conversion cycle	140	150
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

For the three months ended April 3, 2026, DSO decreased 11 days primarily due to higher revenue during the period and continued strong receivables collections. During the three months ended April 3, 2026, DIO increased 8 days over the three months ended March 28, 2025, primarily due to inventory builds to meet demand. DPO increased 7 days over the comparable period in the prior year, primarily due to routine variations in the timing of purchases and payments during the period.
Investing Activities
Net cash used in investing activities in the nine months ended April 3, 2026 primarily consisted of $165 million in net issuances from activity related to Flash Ventures and $134 million in capital expenditures, partially offset by $25 million in net proceeds from our sale of a majority interest in one of our subsidiaries. Net cash provided by investing activities in the nine months ended March 28, 2025 primarily consisted of $401 million in net proceeds from our sale of a majority interest in one of our subsidiaries and $330 million in net proceeds from activity related to Flash Ventures, partially offset by $159 million in capital expenditures.
Financing Activities
Net cash used in financing activities in the nine months ended April 3, 2026 primarily consisted of Term Loan Facility repayments totaling $1,900 million and $149 million of taxes paid on vested stock awards, partially offset by $24 million in stock issuances under employee stock plans. Net cash provided by financing activities in the nine months ended March 28, 2025 primarily consisted of $1,970 million in proceeds from borrowings from the Term Loan Facility, $550 million in proceeds from borrowings on notes due to WDC, and $101 million in proceeds from repayments on notes due from WDC, partially offset by $1,887 million transferred from WDC, $76 million in net repayments on notes due to WDC and a $32 million debt issuance discount.
Off-Balance Sheet Arrangements
Other than the Flash Ventures, SDSS and Nanya-related commitments incurred in the normal course of business and certain indemnification provisions (see “Short-and-Long-term Liquidity — Purchase Obligations and Other Commitments” below), we do not have any other material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any other obligations arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the Condensed Consolidated Financial Statements. Additionally, with the exception of Flash Ventures, the SDSS Venture, and the Unis Venture, we do not have an interest in, or relationships with, any variable interest entities. For additional information regarding our off-balance sheet arrangements, see Part I, Item 1, Note 10, Related Parties and Related Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Short-and-Long-term Liquidity
Material Cash Requirements as of April 3, 2026
The following is a summary of our known material cash requirements, including those for capital expenditures, as of April 3, 2026. In addition, see the discussions further below related to unrecognized tax benefits, foreign exchange contracts and indemnifications to address other material cash requirements discussed below that are not included in the table:

	Total	Remaining three months of 2026	2-3 Years (2027-2028)	4-5 Years (2029-2030)	More than 5 Years (Beyond 2030)
	(in millions)
Flash Ventures related commitments (1)	$6,543	$1,072	$3,446	$1,725	$300
Purchase obligations and other commitments	4,970	32	2,236	2,610	92
Investment commitment (2)	972	972	—	—	—
Operating leases	308	10	66	49	183
Total	$12,793	$2,086	$5,748	$4,384	$575
(1) Includes Flash Ventures reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and payments for other committed expenses, including research and development and building depreciation and payments made directly to Kioxia in consideration for the manufacturing services and continued availability of supply. Funding commitments assume no additional operating lease guarantees. Additional operating lease guarantees can reduce funding commitments.
(2) On April 8, 2026, the Company satisfied its payment obligation under the Private Placement Subscription Agreement (the “Equity Investment Agreement”) with Nanya Technology Corporation (“Nanya”) by remitting the purchase price of $972 million to fully subscribe for 138,685,000 shares of Nanya, that were received on April 28, 2026, upon completion of the share issuance procedures, as set forth in the Equity Investment Agreement.

Debt
In connection with the separation, on February 21, 2025, the Company entered into a loan agreement comprised of a $1.5 billion revolving credit facility, which was undrawn at the separation date, and a $2.0 billion term loan facility (the “Term Loan Facility”) due in 2032. The Company used a portion of the proceeds received from the Term Loan Facility, as well as cash on hand, to make a net distribution payment of $1.5 billion to WDC in exchange for assets, liabilities and certain legal entities of WDC associated with the Company.
On March 4, 2026, the Company settled in full the remaining outstanding principal amounts of the Term Loan Facility, plus accrued interest, using cash on hand. In connection with the early settlement of the Term Loan Facility, the Company recognized a loss on debt extinguishment of $46 million resulting from the write-off of the remaining unamortized issuance costs.
As of April 3, 2026, the Company was in compliance with the loan agreement financial covenant that prohibits the Company from exceeding a maximum Leverage Ratio. Additional information regarding our indebtedness, including information about availability under our revolving credit facility and the principal repayment terms, interest rates, covenants, collateral and other key terms of our outstanding indebtedness, is included in Part I, Item 1, Note 8, Debt of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Flash Ventures
Flash Ventures sells to, and leases back from, a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements, of which we guarantee half of all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of April 3, 2026, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 10, Related Parties and Related Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding Flash Ventures.
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
Unrecognized Tax Benefits
As of April 3, 2026, our liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $253 million. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of April 3, 2026 and June 27, 2025 was $15 million and $11 million, respectively. Of these amounts, approximately $244 million could result in potential cash payments.
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
Indemnifications
Concurrent with the separation, the Company and WDC entered into a Tax Matters Agreement under which the Company and WDC agreed to indemnify each other for certain tax positions. As a result of this agreement, the Company recorded a tax indemnification liability of $112 million on February 21, 2025, which was recognized as an adjustment to the Net investment from Western Digital Corporation. The remaining tax indemnification liability of $131 million is classified as Other liabilities in the Condensed Consolidated Balance Sheets as of April 3, 2026.

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
Long-Term Agreements
In connection with entering into long-term agreements during the third quarter of fiscal 2026 with certain customers, we received customer advances that increased our available cash and cash equivalents. We record these customer payments as contract liabilities in advance of performance under the contract. As of April 3, 2026, our contract liabilities were $511 million, which primarily relates to the remaining performance obligations under these long-term agreements. See Part I, Item 1, Note 4, Revenue of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our contract liabilities.
Share Repurchase Authorization
On April 30, 2026, we announced that our Board of Directors has approved a $6 billion (exclusive of fees and commissions) share repurchase program (the “Repurchase Program”). The acquisition of shares under the Repurchase Program may be effected from time to time through open market purchases (including under a plan adopted pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934) or other methods of acquiring shares, in each case on such terms and at such times as shall be permitted by applicable securities laws and determined by our management. We expect shares repurchased under the Repurchase Program to be funded by operating cash flows. The amount and timing of share repurchases will depend on market conditions and other relevant factors. We may suspend or discontinue the Repurchase Program at any time. The approval of the Repurchase Program does not obligate us to repurchase any common shares.
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
There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended June 27, 2025.

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
We have performed sensitivity analyses as of April 3, 2026, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at April 3, 2026. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $29 million at April 3, 2026.
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
Item 1A.    Risk Factors
We have described under the heading “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 21, 2025 for the year ended June 27, 2025 a number of risks and uncertainties that could cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Except as set forth below, there have been no material changes from these risk factors previously described in our Annual Report on Form 10-K for the year ended June 27, 2025. These risks and uncertainties are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem not material may also adversely affect our business, financial condition, results of operations or the market price of our common stock.
Long-term agreements expose us to certain execution, financial, and market risks, which could be significant.
We have entered into long-term agreements with certain customers that commit us to deliver and our customers to purchase substantial volumes of products over multi-year periods. Our ability to fulfill our obligations under these agreements depends on a number of factors, including our manufacturing capacity, production yields, supply chain performance, and the availability of raw materials and other critical inputs. If we are unable to deliver products in the quantities, at the times, or meeting the specifications required under these agreements, we may be subject to pricing or volume reductions, contractual damages, other financial penalties, or early termination. There can be no assurance that we will be able to perform these contractual obligations throughout the contract terms without disruption or shortfall. Any failure to perform could harm our customer relationships, damage our reputation, and have a material adverse effect on our results of operations and financial condition.
If a customer were to breach its purchase obligations, or if we were to breach our obligations and a customer were to terminate or reduce its volume commitments, we may need to find alternative customers for any affected product volumes. Depending on market conditions at the time, we may be unable to resell those products at comparable prices, or at all, which could result in reduced revenue, lower margins, excess inventory, or manufacturing underutilization or asset impairment charges, and could have a material adverse effect on our business, results of operations, and financial condition.
Each agreement includes certain financial guarantees that protect us if the customer fails to perform its purchase obligations. In such event, these financial guarantees are expected to offset at least some portion of revenue that may be lost due to the customer’s failure to perform, but they may not fully offset such lost revenue depending on when during the contract term the customer’s failure to perform were to occur and other factors.
Item 5.    Other Information
Insider Trading Arrangements
Other than as set forth below, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted trading arrangements for the purchase or sale of securities of Sandisk Corporation that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (“Rule 10b5-1 Plan”):
•Alper Ilkbahar, Executive Vice President, Chief Technology Officer of the Company, adopted a Rule 10b5-1 Plan on February 27, 2026. The aggregate number of shares that will be available for sale under his plan is not yet determinable because a portion of the shares will be withheld to satisfy tax withholding obligations at an approximate rate of 45%. The maximum amount of shares that may be sold before the plan expires on December 31, 2026 is expected to be up to an aggregate of 22,821 shares of the Company’s common stock.
•Bernard Shek, Chief Legal Officer and Secretary of the Company, adopted a 10b5-1 Plan on March 4, 2026. The aggregate number of shares that will be available for sale under his plan is not yet determinable because a portion of the shares will be withheld to satisfy tax withholding obligations at an approximate rate of 45%. The maximum amount of shares that may be sold before the plan expires on July 2, 2027 is expected to be up to an aggregate of 10,465 shares of the Company’s common stock.

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
3.1
Amended and Restated Certificate of Incorporation of Sandisk Corporation dated as of January 28, 2025 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)

3.2	Amended and Restated Bylaws of the Company (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 14, 2025)
10.1
Agreement to Enhance Collaboration, dated as of January 29, 2026, by and among Kioxia Corporation, Sandisk Corporation, Sandisk Technologies, Inc., SanDisk LLC, SanDisk (Ireland) Limited and SanDisk (Cayman) Limited (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q with the Securities and Exchange Commission on January 30, 2026)

10.2
FAL Second Commitment and Extension Agreement, dated as of January 29, 2026, by and among Kioxia Corporation, Sandisk Corporation, SanDisk LLC and SanDisk (Ireland) Limited (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q with the Securities and Exchange Commission on January 30, 2026)

10.3
FPL Second Commitment and Extension Agreement, dated as of January 29, 2026, by and among Kioxia Corporation, Sandisk Corporation, SanDisk LLC and SanDisk (Cayman) Limited (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q with the Securities and Exchange Commission on January 30, 2026)

10.4
Private Placement Subscription Agreement, dated as of March 25, 2026, by and between Sandisk Technologies, Inc. and Nanya Technology Corporation (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on March 25, 2026)

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
Dated: May 1, 2026