Form 10-Q
period 2026-10-02
Sandisk Corp
filed 2026-10-30
CIK 2023554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of the close of business on October 26, 2026, 142,289,365 shares of common stock, par value $0.01 per share, were outstanding.

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

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding Sandisk Corporation’s (the “Company’s”) expectations related to its resource allocation; demand trends, including demand driven by artificial intelligence applications; strategic relationships, including Flash Ventures and Kioxia; the expected benefits and adoption of long-term customer agreements; the impact of tariffs, trade policies and related governmental actions; liquidity and capital resources; debt and financing arrangements; tax matters and the impact of changes in tax laws; foreign currency and hedging activities; supply, inventory and capacity management; capital allocation initiatives, including share repurchases; the timing and impact of the stock split; and all statements regarding the Company’s expected future position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management, and statements containing the use of forward-looking words, such as “may,” “will,” “could,” “would,” “should,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” “approximate,” “intend,” “target” and the like, or the use of the future tense of these or similar words. The forward-looking statements contained herein are estimates reflecting the best judgment of the Company based upon currently available information. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions.
These forward-looking statements are based on management’s current expectations, represent the most current information available to the Company as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and other factors that could cause actual results or performance to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to:
•adverse changes in global or regional conditions, including the impact of evolving trade policies, tariff regimes, and trade wars, and the effects of global health crises;
•volatility in demand for our products;
•pricing trends and fluctuations in average selling prices;
•inflation;
•changes in interest rates and a potential economic recession;
•the impact of business and market conditions;
•the impact of competitive products and pricing;
•development and introduction of products based on new technologies and management of technology transitions;
•risks associated with strategic initiatives, including restructurings, acquisitions, divestitures, cost saving measures and joint ventures;
•risks related to product defects;
•difficulties or delays in product ramps, manufacturing or other supply chain disruptions;
•our reliance on strategic relationships with key partners, including Kioxia Corporation;
•risks related to long-term agreements, which we also refer to as New Business Models or NBMs;
•fluctuation of operating results, including due to changes in demand, industry cycle and timing of customer deployments, and our ability to accurately forecast demand;
•the attraction, retention and development of skilled management and technical talent;
•risks associated with the use of artificial intelligence in our business operations;
•risks related to our financial guarantees and other financial obligations;
•risks related to our share repurchase program;
•changes to relationships with key customers or consolidation among our customer base;
•compromise, damage or interruption from cybersecurity incidents or other data system security risks;
•our reliance on intellectual property;
•fluctuations in currency exchange rates;
•actions by competitors; and

•risks associated with compliance with changing legal and regulatory requirements.
You are urged to carefully review our disclosures concerning these risks and the additional disclosures we make concerning material risks and other factors that may affect the outcome of our forward-looking statements and our business and operating results, including those made in our Annual Report on Form 10-K for the year ended July 3, 2026, as filed with the United States Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report on Form 10-Q, which speak only as of the date of this Report. We do not intend, and undertake no obligation, to update or revise these forward-looking statements to reflect new information or events after the date of this document or to reflect the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	October 2, 2026	July 3, 2026
ASSETS
Current assets:
Cash and cash equivalents	$5,136	$4,762
Accounts receivable, net	6,585	4,708
Inventories	3,016	2,698
Income tax receivable	41	22
Other current assets	574	590
Total current assets	15,352	12,780
Marketable equity securities	2,289	1,777
Property, plant and equipment, net	705	674
Notes receivable and investments in Flash Ventures	827	678
Goodwill	4,995	4,994
Income tax receivable, non-current	186	169
Deferred tax assets	69	66
Other non-current assets	1,370	1,369
Total assets	$25,793	$22,507
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$736	$516
Accounts payable to related parties	549	460
Accrued expenses	329	313
Accrued compensation	447	657
Refund liabilities	1,597	1,500
Contract liabilities	777	849
Income tax payable, current	1,516	1,286
Total current liabilities	5,951	5,581
Non-current contract liabilities	752	393
Deferred tax liabilities	144	161
Income tax payable, non-current	431	258
Other liabilities	381	378
Total liabilities	7,659	6,771
Commitments and contingencies (Notes 10, 11, 14 and 15)
Shareholders’ equity:
Common stock, $0.01 par value; authorized — 450 shares; issued — 150 shares and outstanding — 144 shares (as of July 3, 2026 issued — 149 shares and outstanding — 146 shares)	$2	$1
Treasury stock	(9,581)	(4,537)
Additional paid-in capital	10,211	10,879
Accumulated other comprehensive loss	(248)	(256)
Retained earnings	17,750	9,649
Total shareholders’ equity	18,134	15,736
Total liabilities and shareholders’ equity	$25,793	$22,507
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	October 2, 2026	October 3, 2025
Revenue, net	$11,031	$2,308
Cost of revenue	1,653	1,621
Gross profit	9,378	687
Operating expenses:
Research and development	384	316
Selling, general and administrative	214	179
Business separation costs	—	9
Employee termination and other	—	(3)
Loss on business divestiture	—	10
Total operating expenses	598	511
Operating income	8,780	176
Interest and other income (expense), net:
Gain on equity securities, net	513	—
Interest income	51	16
Interest expense	(2)	(40)
Other income (expense), net	(23)	(28)
Total interest and other income (expense), net	539	(52)
Income before taxes	9,319	124
Income tax expense	1,218	12
Net income	$8,101	$112

Net income per common share:
Basic	$55.49	$0.77
Diluted	$52.60	$0.75

Weighted average shares outstanding:
Basic	146	146
Diluted	154	149
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	October 2, 2026	October 3, 2025
Net income	$8,101	$112
Other comprehensive income, before tax
Foreign currency translation adjustment	8	(14)
Net unrealized gain on derivative contracts	—	39
Total other comprehensive income, before tax	8	25
Income tax expense related to items of other comprehensive income, before tax	—	(10)
Other comprehensive income, net of tax	8	15
Total comprehensive income	$8,109	$127
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	October 2, 2026	October 3, 2025
Cash flows from operating activities
Net income	$8,101	$112
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	43	36
Stock-based compensation	91	53
Deferred income taxes	(20)	3
Gain on equity securities, net	(513)	—
Unrealized foreign exchange (gain) loss	(15)	1
Loss on business divestiture	—	10
Amortization of debt issuance costs and discounts	1	2
Equity loss in investees, net of dividends received	18	27
Other non-cash operating activities, net	4	(6)
Changes in:
Accounts receivable, net	(1,877)	(125)
Inventories	(318)	172
Accounts payable	197	30
Accounts payable to related parties	89	86
Accrued expenses	(24)	(65)
Accrued compensation	(215)	35
Refund liability	97	25
Contract liabilities	287	(3)
Income taxes payable	403	(40)
Other assets and liabilities, net	14	135
Net cash provided by operating activities	6,363	488
Cash flows from investing activities
Purchases of short-term investments	(70)	—
Purchases of property, plant and equipment	(54)	(50)
Proceeds from dispositions of business	34	25
Notes receivable issuances to Flash Ventures	(151)	(87)
Notes receivable proceeds from Flash Ventures	3	97
Net cash used in investing activities	(238)	(15)
Cash flows from financing activities
Taxes paid on vested stock awards under employee stock plans	(755)	(15)
Repurchases of common stock	(5,000)	—
Repayment of debt	—	(500)
Net cash used in financing activities	(5,755)	(515)
Effect of exchange rate changes on cash	4	3
Net increase (decrease) in cash and cash equivalents	374	(39)
Cash and cash equivalents, beginning of year	4,762	1,481
Cash and cash equivalents, end of period	$5,136	$1,442

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$48
Cash received for interest	51	16
Cash paid for income taxes	865	39
Accrued purchases of long-lived assets	20	—
Unpaid taxes relating to vested stock awards and repurchases of common stock	47	—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Common Stock*		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total*
Balance at July 3, 2026	149	$1	(3)	$(4,537)	$10,879	$9,649	$(256)	$15,736
Net income	—	—	—	—	—	8,101	—	8,101
Employee stock plans	1	—	—	—	(759)	—	—	(758)
Repurchases of common stock	—	—	(3)	(5,044)	—	—	—	(5,044)
Foreign currency translation adjustment	—	—	—	—	—	—	8	8
Net unrealized gain on derivative contracts	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	91	—	—	91
Balance at October 2, 2026*	150	$2	(6)	$(9,581)	$10,211	$17,750	$(248)	$18,134
* Amounts may not sum due to rounding.

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 27, 2025	146	$1	—	$—	$11,248	$(1,784)	$(249)	$9,216
Net income	—	—	—	—	—	112	—	112
Employee stock plans	1	—	—	—	(15)	—	—	(15)
Repurchases of common stock	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(14)	(14)
Net unrealized gain on derivative contracts	—	—	—	—	—	—	29	29
Stock-based compensation	—	—	—	—	53	—	—	53
Balance at October 3, 2025	147	$1	—	$—	$11,286	$(1,672)	$(234)	$9,381
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Organization, Basis of Presentation and Summary of Significant Accounting Policies
Description of the Company
Sandisk Corporation (“Sandisk” or the “Company”) is a leading global semiconductor memory company with more than 30 years of innovation in NAND flash technology. Sandisk is a vertically integrated solutions provider with ownership of chip-level design and IP, front and back-end manufacturing, as well as systems engineering and design. Sandisk’s broad and ever-expanding portfolio delivers powerful flash storage solutions for artificial intelligence (“AI”) workloads in datacenters, edge devices, and consumer applications. Sandisk’s technologies enable everyone from students, gamers, and home offices to the largest enterprises and public clouds to produce, analyze, and store data. The Company’s solutions include a broad range of solid-state drives, embedded products, removable cards, universal serial bus drives and wafers and components. The Company’s broad portfolio of technology and products addresses multiple end markets of “Datacenter”, “Edge”, and “Consumer.” The Company operates primarily in the United States (“U.S.”), and also internationally, with a significant concentration in the Asia Pacific region.
On October 30, 2023, Western Digital Corporation (“WDC”) announced that its board of directors (the “WDC Board of Directors”) authorized WDC management to pursue a plan to separate the Company into an independent public company (the “separation” or the “spin-off”). The separation was completed on February 21, 2025. Prior to February 21, 2025, the Company was wholly owned by WDC.
On February 21, 2025, WDC executed the spin-off of the Company through WDC’s pro rata distribution of 116,035,464, or 80.1%, of the Company’s then-outstanding shares of common stock to holders of WDC’s common stock. Following the distribution, the Company became an independent publicly listed company, and on February 24, 2025, the Company began trading under the stock symbol “SNDK” on Nasdaq. Each WDC stockholder received one-third (1/3) of one share of the Company’s common stock for each share of WDC’s common stock held by such WDC stockholder as of February 12, 2025, the record date of the distribution, and WDC retained ownership of 19.9% of the outstanding shares of the Company’s common stock. As of July 3, 2026, WDC has sold or exchanged all of such shares of the Company’s common stock.
In connection with the separation, on February 21, 2025 the Company entered into definitive agreements with WDC that set forth the terms and conditions of the spin-off and provided a framework for the relationship between WDC and the Company following the separation. These agreements include the Separation and Distribution Agreement, which contains certain key provisions related to the spin-off, as well as a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, an Intellectual Property Cross-License Agreement, a Transitional Trademark License Agreement, and a Stockholder and Registration Rights Agreement. The Tax Matters Agreement and Employee Matters Agreement remain in effect for the current and comparative periods, as disclosed in Note 10, Related Parties and Related Commitments and Contingencies—Transactions with Western Digital Corporation.
Basis of Presentation
On February 21, 2025, the Company became a standalone publicly traded company, and the Company’s financial statements are now presented on a condensed consolidated basis. Prior to the separation, the Company’s historical condensed consolidated financial information was derived from WDC’s condensed consolidated financial statements and accounting records and prepared as if the Company existed on a standalone basis. The financial statements for all periods presented, including the historical results of the Company prior to February 21, 2025, are now referred to as “Condensed Consolidated Financial Statements” and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the policies and practices that are generally accepted in the industry in which it operates.
Reclassifications
Certain prior period presentations in the Condensed Consolidated Financial Statements have been reclassified to conform to the current period presentation. The prior period presentation in Note 9, Segment Reporting, was reclassified to conform with current period presentation. These changes in presentation do not affect any previously reported results.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Basis of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the preparation of the Condensed Consolidated Financial Statements. The accounts of the foreign subsidiaries have been remeasured using the U.S. dollar as the functional currency. Gains or losses resulting from the remeasurement of these accounts from local currencies into U.S. dollars were immaterial to the Condensed Consolidated Financial Statements for all periods presented. Financial statements of the Company’s foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for statement of operations items. Translation adjustments are recorded in Accumulated other comprehensive loss, a component of shareholders’ equity.
Unless otherwise noted, all figures within the Condensed Consolidated Financial Statements are stated in U.S. dollars and in millions.
Unaudited Interim Financial Information
The Company has prepared the accompanying Condensed Consolidated Financial Statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. These Condensed Consolidated Financial Statements are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company’s operations, financial position, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying notes for the year ended July 3, 2026, included in the Company’s Annual Report on Form 10-K.
Fiscal Year
The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, the Company reports a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2026, which ended on July 3, 2026 was comprised of 53 weeks, with the first fiscal quarter consisting of 14 weeks. Fiscal year 2027 will be comprised of 52 weeks and will end on July 2, 2027, with each fiscal quarter consisting of 13 weeks. Unless otherwise indicated or the context requires, references herein to specific years and quarters are to fiscal years and fiscal quarters, and references to financial information are on a condensed consolidated basis.
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
The Chief Executive Officer, who is the CODM, evaluates the performance of the Company and makes resource allocation decisions for its single reportable operating segment based upon the Company’s condensed consolidated operating income and net income. The CODM considers variances of actual performance to forecasted amounts of these profit measures when making decisions. Asset information is not used by the CODM to evaluate performance or allocate resources.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2.    Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which is intended to improve disclosures about the expenses of public entities. This ASU requires more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales and selling, general and administrative expenses) and requires public entities to disclose, on an annual and interim basis, the amounts of expenses included in each relevant expense caption presented on the face of the income statement within continuing operations in a tabular format. Additionally, public entities will be required to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, the total amount of selling expenses, and, in annual reporting periods, the definition of selling expenses. This ASU is effective on either a prospective or retrospective basis for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently compiling the information required for these disclosures and assessing the basis of adoption. The Company expects to provide any required disclosures for annual reporting periods included in the Company’s financial statements for the year ending June 30, 2028.
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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.    Geographic Information and Concentrations of Risk
Disaggregated Revenue
The Company’s broad portfolio of technology and products addresses multiple end markets. Datacenter represents a large and growing end market comprised primarily of products for public or private cloud environments and enterprise customers. Through the Edge end market, the Company provides its original equipment manufacturers (“OEMs”) and channel customers a broad array of high-performance flash solutions across personal computer, mobile, gaming, automotive, physical AI, at-home entertainment, and industrial spaces. The Consumer end market is highlighted by the Company’s broad range of retail and other end-user products, which capitalize on the strength of the Company’s product brand recognition and vast presence around the world.
The Company’s disaggregated revenue information was as follows:

	Three Months Ended
	October 2, 2026	October 3, 2025
	(in millions)
Revenue by end market:
Datacenter	$4,802	$269
Edge	5,832	1,387
Consumer	397	652
Total revenue	$11,031	$2,308

Revenue by geography:
Asia	$7,216	$1,515
Americas	3,257	406
Europe, Middle East and Africa	558	387
Total revenue	$11,031	$2,308
The Company sells its products to computer manufacturers and OEMs, cloud service providers, resellers, distributors and retailers throughout the world. For the three months ended October 2, 2026, two separate customers accounted for more than 10% of the Company’s net revenue, amounting to 12% each. For the three months ended October 3, 2025, no customer accounted for more than 10% of the Company’s net revenue.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4.    Revenue
Contract assets represent the Company’s right to consideration where performance obligations are completed but the customer payments are not due until another performance obligation is satisfied. The Company had no contract assets as of October 2, 2026 and July 3, 2026.
The Company incurs sales commissions as direct incremental costs to obtain sales contracts. The Company has applied the practical expedient to recognize sales commissions as an expense when incurred if the amortization period is expected to be one year or less, with these costs charged to Selling, general and administrative expenses. Direct incremental costs to obtain contracts with an expected benefit of more than one year were not material for the three months ended October 2, 2026 and October 3, 2025.
Contract liabilities relate to customer payments in advance of performance under the contract and primarily include remaining performance obligations under the Company’s long-term customer agreements, which we refer to as New Business Models (“NBMs”). Total contract liabilities as of October 2, 2026, were $1.5 billion. The contract liabilities as of July 3, 2026 were $1.2 billion, of which $281 million were recognized as revenue during the three months ended October 2, 2026. The increase in contract liabilities during the period was driven by new NBMs.
Refund liabilities relate to consideration received that is expected to be refunded to the customer, following their satisfaction of all performance conditions, and primarily include security deposits collected under NBMs that must be refunded at the end of the contract term. Total refund liabilities as of October 2, 2026 were $1.6 billion. The refund liabilities as of July 3, 2026 were $1.5 billion.
NBMs may include terms requiring the customer to establish and maintain collateral with third-party financial institutions. The Company’s right to access such off-balance sheet collateral is contingent upon the occurrence of specified events of default or breach by the customer under the applicable NBM. As the Company does not control the underlying funds and has no unconditional right to them unless and until such an event occurs, no amounts related to these collateral balances have been recognized in the Company’s Condensed Consolidated Financial Statements as of October 2, 2026 and July 3, 2026. The aggregate amount of collateral issued or held by third-party financial institutions was $12.8 billion as of October 2, 2026, representing the maximum potential proceeds available to the Company in the event of customer default or breach.
As of October 2, 2026, the transaction price allocated to remaining performance obligations was $88.9 billion, of which $87.4 billion has not yet been billed and $1.5 billion has been recorded as contract liabilities. Approximately 20% of the remaining performance obligations from these contracts with customers are expected to be recognized as revenue over the next twelve months. The remaining performance obligations are entirely related to NBMs.
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
Note 5.    Supplemental Financial Statement Data
Goodwill
Goodwill balances recorded by the Company represent the historical goodwill balances in WDC’s business arising from acquisitions specific to the Company. As of October 2, 2026 and July 3, 2026, goodwill amounted to $5.0 billion, with an immaterial movement solely relating to foreign currency translation adjustment.
The Company determined that its single operating segment was also its single reporting unit. Goodwill is not amortized. Instead, it is tested for impairment annually as of the beginning of the Company’s fourth quarter or more frequently if events or changes in circumstances indicate that goodwill may be impaired.
For the three months ended October 2, 2026 and October 3, 2025, there were no goodwill impairment charges.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts receivable, net
As of October 2, 2026 and July 3, 2026, the Company had total accounts receivable, net of $6.6 billion and $4.7 billion, respectively. Additionally, for the periods ended October 2, 2026 and July 3, 2026, the Company had three separate customers that accounted for approximately 16%, 15%, and 11%; and 19%, 12% and 10%, respectively, of the Company’s outstanding accounts receivable, net.
Inventories

	October 2, 2026	July 3, 2026
	(in millions)
Inventories:
Raw materials and component parts	$2,386	$1,938
Work-in-process	286	313
Finished goods	344	447
Total inventories	$3,016	$2,698
The Company recorded as part of Cost of revenue, inventory charges of $22 million and $7 million during the three months ended October 2, 2026 and October 3, 2025, respectively. The Company’s inventory provisions amounted to $127 million and $125 million as of October 2, 2026 and July 3, 2026, respectively.
Property, plant and equipment, net

	October 2, 2026	July 3, 2026
	(in millions)
Property, plant and equipment:
Land	$9	$9
Machinery and equipment	1,597	1,564
Buildings and improvements	404	397
Computer equipment and software	183	176
Furniture and fixtures	19	18
Construction-in-process	53	46
Property, plant and equipment, gross	2,265	2,210
Accumulated depreciation	(1,560)	(1,536)
Property, plant and equipment, net	$705	$674
Product warranty liability
Changes in the warranty accrual were as follows:

October 2, 2026
(in millions)
Warranty accrual, beginning of period	$48
Charges to operations	7
Utilization	(4)
Changes in estimate related to pre-existing warranties	(11)
Warranty accrual, end of period	$40

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The current portion of the warranty accrual was classified in Accrued expenses and the long-term portion was classified in Other liabilities as noted below:

	October 2, 2026	July 3, 2026
	(in millions)
Warranty accrual:
Current portion	$19	$23
Long-term portion	21	25
Total warranty accrual	$40	$48
Other liabilities

	October 2, 2026	July 3, 2026
	(in millions)
Other liabilities:
Non-current lease liability	$178	$177
Tax indemnification liability	132	128
Other non-current liabilities	71	73
Total other liabilities	$381	$378
Upon separation, the Company recognized a tax indemnification liability pursuant to the Tax Matters Agreement with WDC relating to certain tax positions associated with the Company’s business before the spin-off. The liability is remeasured as related tax matters are resolved or statute of limitations lapses. The outstanding balance of the liability as of October 2, 2026 and July 3, 2026 was $132 million and $128 million, respectively.
Accumulated other comprehensive loss
Accumulated other comprehensive loss (“AOCL”), net of tax, refers to expenses, gains, and losses that are recorded as an element of equity but are excluded from net income. The components of AOCL were as follows:

Foreign Currency Translation Adjustment
(in millions)
Balance at July 3, 2026	$(256)
Other comprehensive income	8
Income tax expense related to items of other comprehensive income	—
Net current-period other comprehensive income	8
Balance at October 2, 2026	$(248)
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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present information about the Company’s financial instruments that were measured at fair value on a recurring basis for the periods presented and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	October 2, 2026
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$2,188	$—	$—	$2,188
Marketable equity securities	2,289	—	—	2,289
Short-term investments (included in Other current assets)	—	70	—	70
Foreign exchange contracts (included in Other current assets)	—	2	—	2
Total assets at fair value	$4,477	$72	$—	$4,549
Liabilities:
Foreign exchange contracts (included in Accrued expenses)	$—	$9	$—	$9
Total liabilities at fair value	$—	$9	$—	$9

	July 3, 2026
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$2,863	$—	$—	$2,863
Marketable equity securities	1,777	—	—	1,777
Short-term investments (included in Other current assets)	—	—	—	—
Foreign exchange contracts (included in Other current assets)	—	6	—	6
Total assets at fair value	$4,640	$6	$—	$4,646
Liabilities:
Foreign exchange contracts (included in Accrued expenses)	$—	$2	$—	$2
Total liabilities at fair value	$—	$2	$—	$2
Money Market Funds. The Company’s money market funds are funds invested in U.S. Treasury and U.S. Government agency securities. Money market funds are valued based on quoted market prices.
Marketable Equity Securities. The Company’s marketable equity securities represent an investment in Nanya Technology Corporation, a publicly-traded entity that has a quoted price in an active market and, therefore, has a readily determinable fair value. The marketable equity securities are measured at fair value with the unrealized gains amounting to $512 million for the three months ended October 2, 2026, recognized through the Condensed Consolidated Statements of Operations. The marketable equity securities owned by the Company are subject to a statutory lock-up period of three years, during which the Company will be restricted from transferring or selling the shares, subject to limited exceptions under applicable Taiwanese law.
Short-term investments. The Company has invested in time deposits with original maturities of greater than 90 days. These instruments are presented within Other current assets and are considered short-term investments.
Foreign Exchange Contracts. The Company’s foreign exchange contracts are short-term contracts to hedge the Company’s foreign currency risk. Foreign exchange contracts are valued using an income approach that is based on the present value of a future cash flow model. The market-based observable inputs for the model include forward rates and credit default swap rates. See Note 7, Derivative Instruments and Hedging Activities, for additional disclosures.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the periods presented, the Company had no transfers of financial instruments between levels, and there were no changes in valuation techniques or the inputs used in the fair value measurement.
Note 7.    Derivative Instruments and Hedging Activities
As of October 2, 2026 and July 3, 2026, the Company had outstanding foreign exchange forward contracts that were designated as non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed twelve months. As of October 2, 2026 and July 3, 2026, the Company did not have any derivative contracts with credit-risk-related contingent features.
Changes in the fair values of the non-designated foreign exchange contracts are recognized in Other income (expense), net, and are largely offset by corresponding changes in the fair values of the foreign currency-denominated monetary assets and liabilities. For the three months ended October 2, 2026 and October 3, 2025, total net realized and unrealized transactions and foreign exchange contract currency losses were $7 million and $3 million, respectively.
Unrealized gains or losses on any designated cash flow hedges are recognized in AOCL. For more information regarding cash flow hedges, see Note 5, Supplemental Financial Statement Data—Accumulated other comprehensive loss, for additional disclosures.
Note 8.    Debt
Loan Agreement
On February 21, 2025, the Company entered into a Loan Agreement (the “Loan Agreement”) by and among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other parties party thereto. The Loan Agreement comprised a term loan B facility in the principal amount of $2.0 billion (the “Term Loan Facility”) and a revolving credit facility in the principal amount of $1.5 billion (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”), including up to $150 million for letters of credit. The Revolving Credit Facility may be borrowed by the Company from time to time for general corporate purposes.
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
The Loan Agreement includes certain restrictions (subject to certain exceptions outlined in the Loan Agreement) on the ability of the Company and its subsidiaries to undertake certain activities, including to incur indebtedness and liens, merge or consolidate with other entities, dispose of or transfer their assets, pay dividends or make distributions, make investments, make payments on junior or subordinated debt, enter into burdensome agreements, or transact with affiliates. As of October 2, 2026, the Company was in compliance with the financial covenant.
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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revolving Credit Facility
On September 9, 2026, the Company entered into Amendment No. 1 (“Amendment No. 1”) to its Revolving Credit Facility, originally dated February 21, 2025. Amendment No. 1 modifies certain interest rate provisions and extends the maturity date from February 21, 2030 to September 9, 2031.
Amended Terms of the Revolving Credit Facility
Borrowings under the Revolving Credit Facility, for U.S. dollar borrowings, will bear interest, at the Company’s option, at (x) the Adjusted Term Secured Overnight Financing Rate (“SOFR”) or Adjusted Daily Simple SOFR (as defined in the Loan Agreement), plus an interest rate margin of 1.375% per annum (subject to step-ups and step-downs based on the Company’s Net Leverage Ratio (as defined in the Loan Agreement) or the corporate family ratings of the Company), or (y) a base rate plus an interest rate margin of 0.375% per annum (subject to step-ups and step-downs based on the Company’s Net Leverage Ratio (as defined in the Loan Agreement) or the corporate family ratings of the Company). The Company will pay a commitment fee of 0.175% per annum (subject to step-ups and step-downs based on the Company's Net Leverage Ratio (as defined in the Loan Agreement) or the corporate family ratings of the Company) on undrawn revolving commitments under the Revolving Credit Facility. The amendment reduced the applicable interest rate margins from 2.00% to 1.375% for SOFR borrowings and from 1.00% to 0.375% for base rate borrowings. Additionally, the Company’s commitment fee on undrawn revolving commitments was reduced from 0.30% to 0.175% per annum. The Revolving Credit Facility will also provide for borrowings in Euros, Yen and additional currencies agreed to by the lenders under the Revolving Credit Facility. At the maturity of the Revolving Credit Facility, the commitments thereunder shall be terminated.
In connection with the establishment of the Revolving Credit Facility and the implementation of Amendment No. 1, the Company recognized deferred costs, classified as Other non-current assets of $7 million as of October 2, 2026, which will be amortized to Interest expense over the term of the facility.
As of October 2, 2026, the Company had no outstanding standby letters of credit, and the available capacity under the Revolving Credit Facility was $1.5 billion.
The Loan Agreement also includes a financial covenant that prohibits the Company from exceeding a maximum Leverage Ratio (as defined in the Loan Agreement). As of October 2, 2026, the Company was in compliance with the financial covenant.
Interest expense and amortization of issuance costs
For the three months ended October 2, 2026, interest expense and amortization of issuance costs were immaterial. For the three months ended October 3, 2025, interest expense was $37 million and amortization of issuance costs was $2 million.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9.    Segment Reporting
The following table presents the revenue, segment cost of revenue, significant segment expenses, and other segment items that are reflected in operating income of the Company’s reportable operating segment under its internal management reporting system, along with a reconciliation to condensed consolidated net income. This presentation aligns with how the CODM reviews financial information, using both operating income and net income to evaluate performance and allocate resources.
In the financial information presented below, Segment cost of revenue, Segment research and development and Segment selling, general and administrative consist of Cost of revenue, Research and development and Selling, general and administrative, respectively, as reported in the Company’s Condensed Consolidated Statement of Operations, less stock-based compensation costs allocated to those captions. Additional significant segment expenses include Stock-based compensation. Other segment items include Business separation costs, Employee termination and other, and Loss on business divestiture, and in past comparative periods, Business separation costs, Employee termination and other, and Loss on business divestiture.

	Three Months Ended
	October 2, 2026	October 3, 2025
	(in millions)
Revenue	$11,031	$2,308
Segment cost of revenue	(1,647)	(1,617)
Segment research and development	(350)	(293)
Segment selling, general and administrative	(163)	(153)
Stock-based compensation	(91)	(53)
Other segment items	—	(16)
Operating income	8,780	176
Total interest and other income (expense), net	539	(52)
Income tax expense	(1,218)	(12)
Net income	$8,101	$112
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
The following table presents the notes receivable from, and equity investments in, Flash Ventures for the periods presented:

	October 2, 2026	July 3, 2026
	(in millions)
Notes receivable, Flash Partners	$22	$21
Notes receivable, Flash Alliance	33	13
Notes receivable, Flash Forward	672	543
Investment in Flash Partners	23	25
Investment in Flash Alliance	77	76
Investment in Flash Forward	—	—
Total notes receivable and investments in Flash Ventures	$827	$678
During the three months ended October 2, 2026 and October 3, 2025, the Company made net payments to Flash Ventures of $941 million and $900 million, respectively, for purchases of flash-based memory wafers and net loans.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As of October 2, 2026 and July 3, 2026, the Company had accounts payable balances due to Flash Ventures of $392 million and $318 million, respectively.
The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at October 2, 2026, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to translation from the Japanese yen to the U.S. dollar.

October 2, 2026
(in millions)
Notes receivable	$727
Equity investments	100
Operating lease guarantees	838
Inventory and prepayments	1,279
Maximum estimable loss exposure	$2,944
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
The Company has facility agreements with Kioxia related to the construction and operation of Kioxia’s 300-millimeter wafer fabrication facility in Kitakami, Japan, referred to as “K1”, a wafer fabrication facility in Yokkaichi, Japan, referred to as “Y7”, and a wafer fabrication facility in Kitakami, Japan, referred to as “K2”. In connection with the construction of these facilities, the Company makes prepayments toward Kioxia’s future building depreciation. In connection with the start-up of the K1, Y7 and K2 facilities, the Company has made prepayments over time, and as of October 2, 2026, $835 million, with $137 million recorded within Other current assets and $698 million recorded within Other non-current assets in the Condensed Consolidated Balance Sheets, remain to be credited against future building depreciation charges and ultimately released within Cost of revenue when the Company’s inventory is sold. As of October 2, 2026, the Company is also committed to making additional building depreciation prepayments of $459 million, based on the Japanese yen to U.S. dollar exchange rate of ¥157.56 as of such date, payable at varying dates through fiscal year 2035. The amounts payable in the next five succeeding fiscal years are $104 million in 2027, $253 million in 2028, $71 million in 2029, and $31 million on varying dates through fiscal year 2035. Similar to other prepayments made to Flash Ventures, these amounts will be credited against future wafer purchases by the Company.
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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In connection with the Extension Agreements, on January 29, 2026, Sandisk entered into an Agreement to Enhance Collaboration by and among Sandisk, Kioxia, SDT, SanDisk LLC, SanDisk Ireland and SanDisk Cayman, under which SDT will make certain payments directly to Kioxia totaling $1.2 billion over the years 2026 through 2029 in consideration of Kioxia’s manufacturing services and the continued availability of supply, from execution through December 31, 2034.
Inventory Purchase Commitments with Flash Ventures. Purchase orders placed with Flash Ventures for up to three months are binding and cannot be canceled.
Research and Development Activities. The Company participates in common research and development (“R&D”) activities with Kioxia and is contractually committed to a minimum funding level. R&D commitments due for the remaining nine months of 2027 are $88 million.
Off-Balance Sheet Liabilities. Flash Ventures sells to, and leases back from, a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which the Company guarantees half of all of the outstanding obligations under each lease agreement. The lease agreements are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of Flash Ventures’ obligations and a call on the Company’s guarantees.
The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of October 2, 2026:

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥132	$838
The following table details the components of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments, in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of October 2, 2026:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
2027	$205	$74	$279
2028	158	93	251
2029	79	50	129
2030	41	58	99
2031	10	70	80
Total guarantee obligations	$493	$345	$838
The Company and Kioxia have agreed to mutually contribute to and indemnify each other and Flash Ventures for environmental remediation costs or liabilities resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments nor recorded any indemnification receivables under any such agreements. As of October 2, 2026, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.

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
The Transaction closed on September 28, 2024 and proceeds from the sale, including working capital adjustments, were $659 million (pre-tax). As of October 2, 2026, the Company had received $536 million and the remaining pre-tax proceeds are payable in three equal installments of approximately $37 million on September 28 of each year through September 28, 2029.
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
As of October 2, 2026 and July 3, 2026, the outstanding consideration receivable was recognized at its present value of $103 million and $139 million, with $37 million classified as Other current assets in both periods, and $66 million and $102 million classified as Other non-current assets in the Condensed Consolidated Balance Sheets for each period, respectively. The remaining present value discount of $10 million as of October 2, 2026 will be recognized as Interest income in the Condensed Consolidated Statements of Operations using the effective interest method over the next three years.
The Company accounts for its 20% interest in SDSS as an equity method investment within Other non-current assets in the Condensed Consolidated Balance Sheets. The Company’s 20% interest in the earnings of SDSS is recognized one quarter in arrears and is reported in Other income (expense), net in the Condensed Consolidated Statements of Operations. As of October 2, 2026, the 20% retained interest in SDSS was valued at $168 million.
Subsequent to and in connection with the Transaction, the Company is a party to a five-year supply agreement with SDSS (the “Supply Agreement”), which was originally entered into by a WDC affiliate and assigned to the Company on January 10, 2025, to purchase certain flash-based products with a minimum annual commitment of $550 million (the “minimum annual commitment”). The Supply Agreement contains specific penalties the Company must pay if it fails to meet its minimum annual commitment. The Supply Agreement also provides that if the Company’s purchases exceed the minimum annual commitment in any of the two years immediately succeeding any annual period where a shortfall penalty has been paid, SDSS shall reimburse the Company an amount not exceeding the previously paid penalty amount. The Supply Agreement expires on September 28, 2029, and automatically renews for additional one-year terms unless earlier terminated by either of the parties. The Company also entered into an agreement to grant SDSS certain intellectual property rights on a royalty-free basis for use in manufacturing products on the Company’s behalf for the term of and under the Supply Agreement. For the three months ended October 2, 2026 and October 3, 2025, the Company made purchases of $141 million and $139 million, respectively, under the Supply Agreement. As of October 2, 2026 and July 3, 2026, the Company had a $157 million and $143 million accounts payable balance due to SDSS, respectively.
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
Prior to the execution of the Equity Transfer Agreement, the Unis Venture was not historically managed as a component of the Company and, as such, the related equity method investment was not reflected within the Company’s Condensed Consolidated Financial Statements. After the execution of the Equity Transfer Agreement, the Company accounts for its investment in the Unis Venture under the equity method of accounting. The Company’s 48% interest in the earnings of the Unis Venture is recognized one quarter in arrears from the date the Unis Venture was transferred to the Company and is reported in Other income (expense), net in the Condensed Consolidated Statements of Operations.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three months ended October 2, 2026 and October 3, 2025, the Company recognized approximately 0.4% and 1.3%, respectively, of its condensed consolidated revenue on products distributed to the Unis Venture. Due to estimated amounts earned under sales incentive programs exceeding open accounts receivable balances, the Company recognized a refund liability of $20 million to the Unis Venture as of October 2, 2026. The outstanding accounts receivable due from the Unis Venture was 1% of Accounts receivable, net, as of July 3, 2026.
Transactions with Western Digital Corporation
Relationship with WDC
As a result of WDC’s disposition of all of its shares of the Company, WDC ceased to be a related party of the Company during fiscal year 2026. The transactions outlined below represent agreements with WDC that remained in effect in the current and comparative period.
Remaining Transactions with WDC
In connection with the separation, the Company entered into several agreements that provide a framework for Sandisk’s relationship with WDC after the separation. These include, but are not limited to, the following:
•Employee Matters Agreement - The Employee Matters Agreement allocates liabilities and responsibilities relating to employment matters, employee compensation and benefit plans and programs and other related matters. Pursuant to this agreement, during the three months ended October 3, 2025, the Company received reimbursement of short-term employee incentives totaling $22 million from WDC. The Company did not receive any reimbursements from this agreement for the three months ended October 2, 2026.
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
As a result of this agreement, the Company recorded a tax indemnification liability of $112 million on February 21, 2025. The remaining tax indemnification liability of $132 million is classified as Other liabilities in the Condensed Consolidated Balance Sheets as of October 2, 2026.
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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents right-of-use lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	October 2, 2026	July 3, 2026
	(in millions)
Operating lease right-of-use assets (included in Other non-current assets)	$192	$193

Operating lease liabilities:
Current portion of long-term operating lease liabilities (included in Accrued expenses)	23	24
Long-term operating lease liabilities (included in Other liabilities)	178	177
Total operating lease liabilities	$201	$201
The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	Three Months Ended
	October 2, 2026	October 3, 2025
	(in millions)
Cost of operating leases	$12	$11
Cash paid for operating leases	10	10
Operating lease assets obtained in exchange for operating lease liabilities	6	2
The weighted average remaining lease term and discount rate for the Company’s operating leases were as follows:

	October 2, 2026	October 3, 2025
Weighted average remaining lease term in years	10.4	10.9
Weighted average discount rate	7.4%	7.3%
As of October 2, 2026, remaining minimum lease payments were as follows:

Lease Amounts
(in millions)
Minimum lease payments by fiscal year:
Remaining nine months of 2027	$28
2028	30
2029	27
2030	23
2031	23
Thereafter	166
Total future minimum lease payments	297
Less: Imputed interest	96
Present value of lease liabilities	$201

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Purchase Agreements and Other Commitments
In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into certain long-term agreements with suppliers that contain fixed future commitments, which are contingent upon certain conditions such as performance, quality and technology of the vendor’s components. These long-term agreements may be subject to variable pricing that is determined on a quarterly basis.
As of October 2, 2026, the Company had the following minimum long-term commitments:

Long-term commitments
(in millions)
Fiscal year:
Remaining nine months of 2027	$1,408
2028	1,986
2029	2,271
2030	1,038
2031	20
Thereafter	71
Total	$6,794
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
In connection with the separation, all outstanding restricted stock units (“RSU”) and performance stock units (“PSU”) awards held by former employees of WDC and its affiliates, who became Sandisk employees after the separation, were adjusted pursuant to conversion ratios determined in accordance with the terms of the Employee Matters Agreement. Outstanding RSU and PSU awards held by employees in the positions of Vice President and above as of the separation date were converted into RSU or PSU awards of Sandisk shares and RSU awards of WDC shares at a ratio of one-third (1/3) of one share of the Company’s common stock for each WDC award held by each such employee. For all other employees, the value of the converted RSU awards was designed to preserve the aggregate intrinsic value of the awards immediately after the separation when compared to the aggregate intrinsic value of those awards immediately prior to separation. Pursuant to the Employee Matters Agreement, the converted awards shall generally continue to be subject to the same terms and conditions as were applicable to the original WDC awards, including with respect to vesting, except as described in the Employee Matters Agreement. As a result of the conversion, the Company will incur approximately $41 million of incremental stock-based compensation expense from the date of the separation through the remaining service period for the awards. Of this amount, $3 million was recognized during the three months ended October 2, 2026, and approximately $9 million is expected to be recognized over the awards’ remaining service periods.
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

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted and Performance Stock Unit Awards
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
As of October 2, 2026, the maximum number of shares of the Company’s common stock that was authorized for award grants was 24 million shares. The 2025 Long-Term Incentive Plan terminates on January 25, 2035, unless terminated earlier by the Company’s Board of Directors.

	Number of Shares	Weighted Average Grant Date Fair Value
	(in millions)
RSUs and PSUs outstanding at July 3, 2026	6.6	$53.99
Granted	0.4	1,652.24
Vested	(1.3)	44.49
Canceled/forfeited	—	62.05
RSUs and PSUs outstanding at October 2, 2026	5.7	$—
Total weighted average fair value, as of their respective vesting dates, were $2.7 billion and $48 million, respectively for the three months ended October 2, 2026, and October 3, 2025.
RSUs are generally settled in an equal number of shares of the Company’s common stock upon vesting. PSUs contain performance conditions under which the recipient may earn between 0% to 300% of the target number of shares awarded. The PSU awards consist of 1 million granted awards that could result in a maximum of 4 million shares available to vest if all PSU performance conditions are met. Forfeitures are recognized as they occur.
Compensation cost related to unvested RSUs, PSUs, and rights to purchase shares of common stock under the ESPP is amortized on a straight-line basis over the remaining service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of October 2, 2026:

	Unamortized Compensation Costs	Weighted average service period
	(in millions)	(years)
RSUs and PSUs	$1,298	2.48
ESPP	52	0.75
Total unamortized compensation cost	$1,350
Employee Stock Purchase Plan
The Company has an ESPP under which WDC, as its previous sole stockholder, approved an aggregate of approximately 4 million shares of common stock for issuance to eligible employees. The fair value of the award at the grant date is based on the Black-Scholes valuation model. The plan permits eligible employees to purchase common stock, through payroll deductions, at 95% of the fair market value of a share of common stock on the first day of the 24-month offering period in which the employees are participating or 95% of the fair market value of a share of common stock on the applicable exercise date, whichever is lower. Rights to purchase shares are granted during the second and fourth quarters of each fiscal year.
Stock-based Compensation Expense
The following tables present the Company’s stock-based compensation for equity-settled awards by type, financial statement line, and the related tax benefit included in the Company’s Condensed Consolidated Statements of Operations:

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	October 2, 2026	October 3, 2025
	(in millions)
RSUs and PSUs	$72	$51
ESPP	19	2
Total	$91	$53

	Three Months Ended
	October 2, 2026	October 3, 2025
	(in millions)
Cost of revenue	$6	$4
Research and development	34	23
Selling, general and administrative	51	26
Subtotal	$91	$53
Tax benefit	(7)	(6)
Total	$84	$47
Any shortfalls or excess windfall tax benefits and tax deficiencies for shortfalls related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, are excluded from the tax benefit above.
Share Repurchase Program
On April 30, 2026, the Company announced that its Board of Directors had approved a $6.0 billion (exclusive of fees and commissions) share repurchase program. On August 5, 2026, the Company announced that its Board of Directors had approved an additional $14.0 billion share repurchase program (exclusive of fees and commissions), collectively known as the “Repurchase Programs”. The acquisition of shares under the Repurchase Programs may be effected from time to time through open market purchases (including under a plan adopted pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934) or other methods of acquiring shares, in each case on such terms and at such times as shall be permitted by applicable securities laws and determined by the Company’s management. The amount and timing of share repurchases will depend on market conditions and other relevant factors. The Company expects shares repurchased under the Repurchase Programs to be funded by operating cash flows. The Company may suspend or discontinue the Repurchase Programs at any time. The approval of the Repurchase Programs does not obligate the Company to repurchase any common shares. During the three months ended October 2, 2026, the Company repurchased approximately 3 million shares of its common stock for an aggregate purchase price of $5.0 billion, and $10.5 billion remained available for future repurchases under the Repurchase Programs as of October 2, 2026.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13.     Net Income per Common Share
The following table presents the computation of basic and diluted net income per common share:

	Three Months Ended
	October 2, 2026	October 3, 2025
	(in millions, except per share amounts)
Net income	$8,101	$112

Weighted average shares outstanding:
Basic	146	146
Diluted (1)	154	149

Net income per common share:
Basic	$55.49	$0.77
Diluted	$52.60	$0.75
(1) For the three months ended October 2, 2026 and October 3, 2025, an insignificant number of weighted average outstanding awards were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive.
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
Note 14.    Income Tax Expense
H.R. 1, more widely known as the One Big Beautiful Bill Act (“OBBBA”), was signed into law on July 4, 2025. It reversed the requirement for capitalization of U.S. research and development expenditures that came into law under the Tax Cuts and Jobs Act of 2017, but the mandatory requirement of capitalization of foreign research and development expenditures remains. The tax rates for income earned by the Company’s foreign subsidiaries are also changed under H.R. 1, which applies to our fiscal years 2027 and onward. Depending on the Company’s operating results, these changes can materially impact the Company’s effective tax rate and operating cash flows.
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, which contained significant changes to laws related to tax, climate, energy, and health care. The tax measures include, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.0 billion. The Company assesses the impact of CAMT and recognizes it as a component of its income tax expenses.
On December 20, 2021, the Organisation for Economic Co-operation and Development G20 Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two (“Pillar Two”). Pillar Two is currently effective in most of the jurisdictions in which the Company operates. Accordingly, these taxes are included in the Company’s Income tax expense for the three months ended October 2, 2026. No such taxes were included in the Company’s Income Tax expense for the three months ended October 3, 2025.
The following table presents the Company’s Income tax expense and effective tax rate:

	Three Months Ended
	October 2, 2026	October 3, 2025
	(in millions)
Income before taxes	$9,319	$124
Income tax expense	1,218	12
Effective tax rate	13%	10%

The relative mix of earnings and losses by jurisdiction, foreign-derived deduction eligible income, credits and tax holidays in Malaysia that will expire at various dates during years 2028 through 2031 resulted in decreases to the effective tax rate below the U.S. statutory rate for the three months ended October 2, 2026.
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
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding accrued interest and penalties for the three months ended October 2, 2026:

(in millions)
Accrual balance at July 3, 2026	$323
Gross increases related to prior year tax positions	3
Gross increases related to current year tax positions	24
Gross decrease related to prior year tax positions	—
Accrual balance at October 2, 2026	$350
As of October 2, 2026 and July 3, 2026, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was $350 million and $323 million, respectively. Interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of October 2, 2026 and July 3, 2026 was $17 million and $16 million, respectively.
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
Note 16.    Subsequent Events
On October 29, 2026, the Company announced that its Board of Directors approved an eight-for-one forward stock split (the “Stock Split”) of the Company’s common stock, par value $0.01 per share (“Common Stock”). The Stock Split will be effected through an amendment (the “Charter Amendment”) to the Company’s Amended and Restated Certificate of Incorporation. The Charter Amendment, when effected, will proportionately increase the number of authorized shares of the Company’s Common Stock from 450 million to 3.6 billion.
In connection with the Stock Split, each of the Company’s stockholders of record as of the close of business on November 9, 2026 will receive seven additional shares for each share held, which will be issued after market close on Thursday, November 19, 2026. The Company’s Common Stock is expected to begin trading on a post-split basis at the market open on Friday, November 20, 2026 under the Company’s existing trading symbol “SNDK”.
The following table reflects basic and diluted weighted average shares and net income per share on an unaudited pro forma basis, giving effect to the stock split as if it had been effective for all periods presented:

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Pro Forma (Unaudited)
	Three Months Ended
	October 2, 2026	October 3, 2025
	(in millions)
Net income	$8,101	$112

Weighted average shares outstanding:
Basic	1,168	1,168
Diluted	1,232	1,192

Net income per common share:
Basic	$6.94	$0.10
Diluted	$6.58	$0.09

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. You should read this information in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and notes thereto for the fiscal year ended July 3, 2026, included in our Annual Report on Form 10-K. See also “Forward-Looking Statements” immediately prior to Part I, Item 1 in this Quarterly Report on Form 10-Q.
Unless otherwise indicated or the context requires, references herein to specific years and quarters are to our fiscal years and fiscal quarters. As used herein, the terms “we,” “us,” “our,” and the “Company” refer to Sandisk Corporation and its subsidiaries.
Our Business
Sandisk is a leading global semiconductor memory company with more than 30 years of innovation in NAND flash technology. We are a vertically integrated solutions provider with ownership of chip-level design and IP, front and back-end manufacturing, as well as systems engineering and design. With a differentiated innovation engine driving advancements in storage and semiconductor technologies, our broad and ever-expanding portfolio delivers powerful flash storage solutions for artificial intelligence (“AI”) workloads in datacenters, edge devices, and consumer applications. Our technologies enable everyone from students, gamers, and home offices to the largest enterprises and public clouds to produce, analyze, and store data. Our solutions include a broad range of solid-state drives, embedded products, removable cards, universal serial bus drives and wafers and components. Our broad portfolio of technology and products addresses multiple end markets of “Datacenter”, “Edge”, and “Consumer.”
Datacenter represents a large and growing end market comprised primarily of products for public or private cloud environments and enterprise customers. Through the Edge end market, we provide our original equipment manufacturers (“OEMs”) and channel customers a broad array of high-performance flash solutions across personal computer, mobile, gaming, automotive, physical AI, at-home entertainment, and industrial spaces. The Consumer end market is highlighted by our broad range of retail and other end-user products, which capitalize on the strength of our product brand recognition and vast presence around the world.
The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, we report a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2026, which ended on July 3, 2026 was comprised of 53 weeks, with the first fiscal quarter consisting of 14 weeks. Fiscal year 2027 will be comprised of 52 weeks and will end on July 2, 2027, with each fiscal quarter consisting of 13 weeks. Unless otherwise indicated or the context requires, references herein to specific years and quarters are to fiscal years and fiscal quarters, and references to financial information are on a condensed consolidated basis.
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
On February 21, 2025, WDC executed the spin-off of the Company through WDC’s pro rata distribution of 116,035,464, or 80.1%, of the Company’s outstanding shares of common stock to holders of WDC’s common stock. Following the distribution, the Company became an independent publicly listed company, and on February 24, 2025, the Company began trading under the stock symbol “SNDK” on Nasdaq. Each WDC stockholder received one-third (1/3) of one share of the Company’s common stock for each share of WDC’s common stock held by such WDC stockholder as of February 12, 2025, the record date of the distribution, and WDC retained ownership of 19.9%, of the outstanding shares of the Company’s common stock. As of July 3, 2026, WDC has sold or exchanged all of such shares of the Company’s common stock.
Financing Activities
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
On March 4, 2026, the Company settled in full the remaining outstanding principal amounts of the Term Loan Facility, plus accrued interest, using cash on hand. In connection with the early settlement of the Term Loan Facility, the Company recognized a loss on debt extinguishment resulting from the write-off of the remaining unamortized issuance costs.
On September 9, 2026, the Company entered into Amendment No. 1 (“Amendment No. 1”) to its Revolving Credit Facility, originally dated February 21, 2025. Amendment No. 1 modifies certain interest rate provisions and extends the maturity date from February 21, 2030 to September 9, 2031.
Borrowings under the Revolving Credit Facility, for U.S. dollar borrowings, will bear interest, at the Company’s option, at (x) the Adjusted Term Secured Overnight Financing Rate (“SOFR”) or Adjusted Daily Simple SOFR (as defined in the Loan Agreement), plus an interest rate margin of 1.375% per annum (subject to step-ups and step-downs based on the Company’s Net Leverage Ratio (as defined in the Loan Agreement) or the corporate family ratings of the Company), or (y) a base rate plus an interest rate margin of 0.375% per annum (subject to step-ups and step-downs based on the Company’s Net Leverage Ratio (as defined in the Loan Agreement) or the corporate family ratings of the Company). The Company will pay a commitment fee of 0.175% per annum (subject to step-ups and step-downs based on the Company’s Net Leverage Ratio (as defined in the Loan Agreement) or the corporate family ratings of the Company) on undrawn revolving commitments under the Revolving Credit Facility. The Revolving Credit Facility will also provide for borrowings in Euros, Yen and additional currencies agreed to by the lenders under the Revolving Credit Facility. At the maturity of the Revolving Credit Facility the commitments thereunder shall be terminated and will not have any amortization.
As of October 2, 2026, there were no amounts outstanding under the Revolving Credit Facility.
Operational Update
In the first quarter, we continued to observe that the rapid growth of AI infrastructure is driving demand for high-performance storage products, and AI adoption is driving the need for NAND storage to support these workloads, leading to increased revenues when compared to prior periods. The current environment and market demand have led to pricing and product mix shifts, including strategic decisions about how we allocate products to customers across the end markets we serve. These shifts have positively impacted our business, and we expect these favorable pricing trends and product mix shifts to have a positive impact on our revenue and cash flows from operations. We expect AI-driven demand to persist through calendar year 2027 and beyond. Accordingly, we expect to invest in, and allocate resources to, high-value opportunities for both the short-term and long-term benefit of our customers and us.
Commencing in the second half of fiscal year 2026, we entered into long-term agreements, which we also refer to as New Business Models, or “NBMs,” with several Datacenter and Edge customers. These agreements generally commit us to deliver, and our customers to purchase, a stated volume of products, mostly over multi-year periods. The agreements include pricing mechanisms consisting of fixed and variable components and are supported by financial guarantees that are intended to provide additional protection in the event a customer does not satisfy their contractual purchase obligations. As NBMs are expected to become our predominant way of doing business, we believe that this business model will contribute to greater predictability of revenue, support production planning, and enhance supply assurance for our customers. While these agreements do not eliminate the risks associated with customer demand, market conditions, or operational execution, we believe they reduce certain elements of industry cyclicality and support our long-term strategic and financial objectives.
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

Basis of Presentation
On February 21, 2025, the Company became a standalone publicly traded company, and its financial statements are now presented on a condensed consolidated basis. Prior to the separation, the Company’s historical condensed consolidated financial information was derived from WDC’s condensed consolidated financial statements and accounting records and prepared as if the Company existed on a standalone basis. The financial statements for all periods presented, including the historical results of the Company prior to February 21, 2025, are now referred to as “Condensed Consolidated Financial Statements” and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the policies and practices that are generally accepted in the industry in which it operates.
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

Results of Operations
Overview
The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by U.S. dollars and percentage of net revenue(1):

	Three Months Ended
	October 2, 2026		October 3, 2025		$ Change	% Change
	(in millions, except percentages)
Revenue, net	$11,031	100.0%	$2,308	100.0%	$8,723	378%
Cost of revenue	1,653	15.0	1,621	70.2	32	2
Gross profit	9,378	85.0	687	29.8	8,691	1265
Operating expenses:
Research and development	384	3.5	316	13.7	68	22
Selling, general and administrative	214	1.9	179	7.8	35	20
Business separation costs	—	—	9	0.4	(9)	(100)
Employee termination and other	—	—	(3)	(0.1)	3	(100)
Loss on business divestiture	—	—	10	0.4	(10)	(100)
Total operating expenses	598	5.4	511	22.2	87	17
Operating income	8,780	79.6	176	7.6	8,604	4889
Interest and other income (expense), net:
Gain on equity securities, net	513	4.7	—	—	513	100
Interest income	51	0.5	16	0.7	35	219
Interest expense	(2)	—	(40)	(1.7)	38	(95)
Other income (expense), net	(23)	(0.2)	(28)	(1.2)	5	(18)
Total interest and other income (expense), net	539	4.9	(52)	(2.2)	591	(1137)
Income before taxes	9,319	84.5	124	5.4	9,195	7415
Income tax expense	1,218	11.0	12	0.5	1,206	10050
Net income	$8,101	73.5	$112	4.9	$7,989	7133
(1) Percentage may not total due to rounding.
The following table sets forth, for the periods presented, summary information regarding our disaggregated revenue:

	Three Months Ended
	October 2, 2026	October 3, 2025
	(in millions)
Revenue by end market:
Datacenter	$4,802	$269
Edge	5,832	1,387
Consumer	397	652
Total revenue	$11,031	$2,308

Revenue by geography:
Asia	$7,216	$1,515
Americas	3,257	406
Europe, Middle East and Africa	558	387
Total revenue	$11,031	$2,308

Net Revenue
Net revenue increased 378%, or $8.7 billion, in the three months ended October 2, 2026 compared to the three months ended October 3, 2025, primarily due to a 1,685% increase in Datacenter revenue and a 320% increase in Edge revenue, which was partially offset by a 39% decrease in Consumer revenue. Total products sold increased by almost 10% on an exabyte basis.
Datacenter revenue increased by 1,685%, or $4.5 billion, in the three months ended October 2, 2026 compared to the three months ended October 3, 2025, primarily due to higher sales and higher pricing. Total products sold increased by almost 330% on an exabyte basis. Revenue per gigabyte increased by almost 320%.
Edge revenue increased 320%, or $4.4 billion, in the three months ended October 2, 2026 compared to the three months ended October 3, 2025, primarily due to higher pricing. Revenue per gigabyte increased by more than 450%, which was partially offset by a 20% decrease in products sold on an exabyte basis.
Consumer revenue decreased 39%, or $255 million in the three months ended October 2, 2026 compared to the three months ended October 3, 2025, primarily due to lower sales. Total products sold decreased by more than 70% on an exabyte basis, partially offset by an increase of more than 110% in revenue per gigabyte.
The changes in net revenue by geography in the three months ended October 2, 2026 from the comparable period in the prior year primarily reflected higher revenue in the Asia and Americas regions from Edge and Datacenter customers, which were offset by lower revenue across all regions from Consumer customers.
Consistent with standard industry practice, we offer sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three months ended October 2, 2026 and October 3, 2025, these programs represented 9% and 16%, respectively, of gross revenues. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors, including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.
Gross Profit and Gross Margin
Gross profit increased by $8.7 billion for the three months ended October 2, 2026 from the comparable period in the prior year, primarily due to a higher revenue per gigabyte and an increase in exabytes sold.
Gross margin increased by approximately 5,500 basis points for the three months ended October 2, 2026 from the comparable period in the prior year, primarily due to a higher revenue per gigabyte and an increase in exabytes sold.
Operating Expenses
Research and development (“R&D”) expenses increased $68 million in the three months ended October 2, 2026 from the comparable period in the prior year, primarily due to a $37 million increase in compensation and benefits due to variable compensation associated with company performance and increase in taxes relating to long-term incentives, a $15 million increase in software and operating system services related to internal-use software, and a $11 million increase in stock-based compensation.
Selling, general and administrative expenses increased $35 million in the three months ended October 2, 2026 from the comparable period in the prior year, primarily due to a $25 million increase in stock-based compensation, an $18 million increase in compensation and benefits, mainly due to an increase in taxes relating to long-term incentives and variable compensation associated with company performance, and a $9 million increase in customer marketing engagements, offset by a $20 million decrease in materials due to a change in business practice for the launch of new products whereby the Company is distributing fewer free samples and has started entering into contracts to sell certain qualification units to customers. The costs of qualification units are recorded in inventory until sold to customers and recognized as cost of revenue. The change contributed to a decrease in materials and production costs classified as selling expenses when compared to the prior year period.
Employee termination and other charges decreased $3 million in the three months ended October 2, 2026 from the comparable period in the prior year as there were no restructuring actions taken in the current period.
Business separation costs
Business separation costs decreased $9 million in the three months ended October 2, 2026 from the comparable period in the prior year due as there were no post-separation-related activities in the current period.

Loss on business divestiture
Loss on business divestiture decreased $10 million in the three months ended October 2, 2026 from the comparable period in the prior year because the prior-year period included a $10 million loss resulting from Amendment No. 1 to the Amended and Restated Equity Purchase Agreement with JCET Management Co., Ltd., related to our prior sale of SDSS.
Interest and Other Income (Expense), net
Interest and other income (expense), net increased $591 million in the three months ended October 2, 2026 from the comparable period in the prior year. The increase was primarily due to a gain on equity securities, net of $513 million from the Company’s investment in Nanya Technology Corporation (“Nanya”) for which there was no activity in the comparable year.
Income Tax Expense
H.R. 1, more widely known as the One Big Beautiful Bill Act (“OBBBA”), was signed into law on July 4, 2025. It reversed the requirement for capitalization of U.S. research and development expenditures that came into law under the Tax Cuts and Jobs Act of 2017, but the mandatory requirement of capitalization of foreign research and development expenditures remains. The tax rates for income earned by our foreign subsidiaries are also changed under H.R. 1, which applies to our fiscal years 2027 and onward. Depending on our operating results, these changes can materially impact our effective tax rate and operating cash flows.
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, which contained significant changes to laws related to tax, climate, energy, and health care. The tax measures include, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.0 billion. The Company assesses the impact of CAMT and recognizes it as a component of its income tax provision.
On December 20, 2021, the Organisation for Economic Co-operation and Development G20 Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two (“Pillar Two”). Pillar Two is currently effective in most of the jurisdictions in which we operate. Accordingly, these taxes are included in the Company’s Income tax expense for the three months ended October 2, 2026.
The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended
	October 2, 2026	October 3, 2025
	(in millions)
Income before taxes	$9,319	$124
Income tax expense	1,218	12
Effective tax rate	13%	10%
The relative mix of earnings and losses by jurisdiction, foreign-driven deduction eligible income, credits and tax holidays in Malaysia that will expire at various dates during years 2028 through 2031 resulted in decreases to the effective tax rate below the U.S. statutory rate for the three months ended October 2, 2026.
For additional information regarding income tax expense, see Part I, Item 1, Note 14, Income Tax Expense of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Financial condition, liquidity and capital resources
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the periods ended October 2, 2026 and October 3, 2025:

	Three Months Ended
	October 2, 2026	October 3, 2025
	(in millions)
Net cash provided by (used in):
Operating activities	$6,363	$488
Investing activities	(238)	(15)
Financing activities	(5,755)	(515)
Effect of exchange rate changes on cash	4	3
Net increase (decrease) in cash and cash equivalents	$374	$(39)
For fiscal year 2026, we increased our capital investments as we transitioned to newer nodes to meet the demand and technology needs of our product portfolio. For fiscal year 2027, we anticipate increased capital investments as we transition to newer nodes to meet the demand and technology needs of our product portfolio.
We believe our cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs, as well as to fund any repurchases of our shares under the Repurchase Programs (as defined under Share Repurchase Authorization below). We believe we can also access the various capital markets to further supplement our liquidity position if necessary. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part I, Item 1A., Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2026.
A total of $2.1 billion and $626 million of our cash and cash equivalents were held outside of the U.S. as of October 2, 2026 and October 3, 2025, respectively. There are no material tax consequences that were not previously accrued for the repatriation of this cash. Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities.
Operating Activities
Net cash provided by operating activities primarily consists of net income, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. Net cash used as a result of changes in operating assets and liabilities was $1.3 billion in the three months ended October 2, 2026, as compared to $250 million net cash provided in the three months ended October 3, 2025, reflecting an increase in the volume of our business, as discussed above.
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

	Three Months Ended
	October 2, 2026	October 3, 2025
Days sales outstanding	54	51
Days in inventory	166	115
Days payable outstanding	(71)	(53)
Cash conversion cycle	149	113
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

For the three months ended October 2, 2026, DSO increased 3 days primarily due to higher revenue during the period and continued strong receivables collections. During the three months ended October 2, 2026, DIO increased 51 days over the three months ended October 3, 2025, primarily due to inventory builds to meet demand. DPO increased 18 days over the comparable period in the prior year, primarily due to routine variations in the timing of purchases and payments during the period.
Investing Activities
Net cash used in investing activities in the three months ended October 2, 2026 primarily consisted of $148 million in net issuances from activity related to Flash Ventures, $70 million purchases of short-term investments, and $54 million in capital expenditures, partially offset by $34 million in net proceeds from our sale of a majority interest in one of our subsidiaries. Net cash used in investing activities in the three months ended October 3, 2025 primarily consisted of $50 million in capital expenditures, partially offset by $25 million in net proceeds from our sale of a majority interest in one of our subsidiaries and $10 million in net proceeds from activity related to Flash Ventures.
Financing Activities
Net cash used in financing activities in the three months ended October 2, 2026 primarily consisted of $5 billion in repurchases of the Company’s common stock pursuant to the Repurchase Programs (as defined under Share Repurchase Authorization below) and $755 million of taxes paid on vested stock awards. Net cash used in financing activities in the three months ended October 3, 2025 primarily consisted of Term Loan Facility repayments totaling $500 million and $15 million of taxes paid on vested stock awards.
Off-Balance Sheet Arrangements
Other than the Flash Ventures, SDSS and Nanya-related commitments incurred in the normal course of business and certain indemnification provisions (see Short-and-Long-term Liquidity—Purchase Obligations and Other Commitments below), we do not have any other material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any other obligations arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the Condensed Consolidated Financial Statements. Additionally, with the exception of Flash Ventures, the SDSS Venture, and the Unis Venture, we do not have an interest in, or relationships with, any variable interest entities. For additional information regarding our off-balance sheet arrangements, see Part I, Item 1, Note 10, Related Parties and Related Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Short-and-Long-term Liquidity
Material Cash Requirements as of October 2, 2026
The following is a summary of our known material cash requirements, including those for capital expenditures, as of October 2, 2026. In addition, see the discussions further below related to unrecognized tax benefits, foreign exchange contracts and indemnifications to address other material cash requirements discussed below that are not included in the table:

	Total	Remaining nine months of 2027	2-3 Years (2028 - 2029)	4-5 Years (2030 - 2031)	More than 5 Years (Beyond 2031)
	(in millions)
Flash Ventures related commitments (1)	$7,141	$2,481	$2,975	$1,504	$181
Purchase obligations and other commitments(2)	5,628	1,191	3,721	716	—
Operating leases	297	28	57	46	166
Total	$13,066	$3,700	$6,753	$2,266	$347
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
(2) Includes commitments for the purchase of transferable tax credits intended to offset tax liabilities as part of the Company's tax planning strategy.

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
On March 4, 2026, the Company settled in full the remaining outstanding principal amounts of the Term Loan Facility, plus accrued interest, using cash on hand. In connection with the early settlement of the Term Loan Facility, the Company recognized a loss on debt extinguishment resulting from the write-off of the remaining unamortized issuance costs.
On September 9, 2026, the Company entered into Amendment No. 1 (“Amendment No. 1”) to its Revolving Credit Facility, originally dated February 21, 2025. Amendment No. 1 modifies certain interest rate provisions and extends the maturity date. Additional information regarding our indebtedness, including information about availability under our revolving credit facility and the principal repayment terms, interest rates, covenants, collateral and other key terms of our outstanding indebtedness, is included in Part I, Item 1, Note 8, Debt of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
As of October 2, 2026, the Company was in compliance with the loan agreement financial covenant that prohibits the Company from exceeding a maximum Leverage Ratio.
Flash Ventures
From time to time, Flash Ventures sells to, and leases back from, a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements, of which we guarantee half of all of the outstanding obligations under each lease agreement. The lease agreements are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of October 2, 2026, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 10, Related Parties and Related Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding Flash Ventures.
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
Unrecognized Tax Benefits
As of October 2, 2026, our liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $350 million. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of October 2, 2026 and July 3, 2026 was $17 million and $16 million, respectively. Of these amounts, approximately $333 million could result in potential cash payments.
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
Indemnifications
Concurrent with the separation, the Company and WDC entered into a Tax Matters Agreement under which the Company and WDC agreed to indemnify each other for certain tax positions. As a result of this agreement, the Company recorded a tax indemnification liability of $112 million on February 21, 2025. The remaining tax indemnification liability of $132 million is classified as Other liabilities in the Condensed Consolidated Balance Sheets as of October 2, 2026.

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
Long-Term Agreements
In connection with entering into long-term agreements with certain customers, we received customer advances that increased our available cash and cash equivalents. We record these customer payments as contract liabilities in advance of performance under the contract. As of October 2, 2026, our contract liabilities were $1.5 billion, which primarily relates to the remaining performance obligations under these long-term agreements. See Part I, Item 1, Note 4, Revenue of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our contract liabilities.
Share Repurchase Authorization
On April 30, 2026, we announced that our Board of Directors had approved a $6.0 billion (exclusive of fees and commissions) share repurchase program. On August 5, 2026, we announced that our Board of Directors had approved an additional $14.0 billion share repurchase program (exclusive of fees and commissions), collectively known as the “Repurchase Programs”. The acquisition of shares under the Repurchase Programs may be effected from time to time through open market purchases (including under a plan adopted pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934) or other methods of acquiring shares, in each case on such terms and at such times as shall be permitted by applicable securities laws and determined by our management. The amount and timing of share repurchases will depend on market conditions and other relevant factors. We expect shares repurchased under the Repurchase Programs to be funded by operating cash flows. We may suspend or discontinue the Repurchase Programs at any time. The approval of the Repurchase Programs does not obligate us to repurchase any common shares. During the three months ended October 2, 2026, we repurchased approximately 3 million shares of our common stock for an aggregate purchase price of $5.0 billion, and $10.5 billion remained available for future repurchases under the Repurchase Programs as of October 2, 2026.
Recent Accounting Pronouncements
For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, see Part I, Item 1, Note 2, Recent Accounting Pronouncements of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended July 3, 2026.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Equity Prices
We are exposed to equity market risk through our investment in marketable equity securities in a foreign entity, which we typically do not attempt to reduce or eliminate through hedging activities.
As of October 2, 2026, the fair value of our marketable equity securities was $2.3 billion. This represents an investment in Nanya, for which the securities are traded on the Taiwan Stock Exchange. To determine a reasonable possible decrease in the market value of our marketable equity securities, we have analyzed the historical market price sensitivity of our investment. Assuming a decline of 10% in market prices, the aggregate value of our marketable equity securities could decrease by $229 million, based on the fair value as of October 2, 2026.
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
We have performed sensitivity analyses as of October 2, 2026, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at October 2, 2026. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $22 million at October 2, 2026.
During the three months ended October 2, 2026 and October 3, 2025, total net realized and unrealized transaction and foreign exchange contract currency losses were $7 million and $3 million, respectively, were recognized in our Condensed Consolidated Financial Statements.
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
Item 1A.    Risk Factors
We have described under the heading “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 17, 2026 for the year ended July 3, 2026 a number of risks and uncertainties that could cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. There have been no material changes from these risk factors previously described in our Annual Report on Form 10-K for the year ended July 3, 2026. These risks and uncertainties are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem not material may also adversely affect our business, financial condition, results of operations or the market price of our common stock.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table provides information about repurchases by us of our common stock during the quarter ended October 2, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Program(2)	Maximum Approximate Value of Shares that May Yet be Purchased Under the Program(2)(3) (in millions)
Jul. 4, 2026 – Jul. 31, 2026	—	$—	—	$—
Aug. 1, 2026 – Aug. 28, 2026	1,851,864	$1,551.37	1,851,864	$12,627
Aug. 29, 2026 – Oct. 2, 2026	1,298,505	$1,638.10	1,298,505	$10,500
Total for quarter ended Oct. 2, 2026	3,150,369		3,150,369
(1) Represents the average price paid per share, calculated as the total cash paid (including directly attributable commissions and fees but excluding excise tax payments) divided by the total number of shares repurchased during the period.
(2) On April 30, 2026, we announced that our Board of Directors approved a share repurchase program for the repurchase of up to $6.0 billion (exclusive of fees and commissions) of our common stock and on August 5, 2026, we announced that our Board of Directors approved an additional share repurchase program for the repurchase of up to $14.0 billion (exclusive of fees and commissions) of our common stock (collectively, the “Repurchase Programs”). There is no expiration date for the Repurchase Programs. Repurchases under the Repurchase Programs may be made in the open market (including under a plan adopted pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934), through privately negotiated transactions, or by other methods of acquiring shares. The amount and timing of share repurchases will depend on market conditions and other relevant factors. We expect share repurchases to be funded by operating cash flows. We may suspend or discontinue the Repurchase Programs at any time.
(3) Represents the approximate remaining dollar value of shares that may yet be purchased under the Repurchase Programs. The authorized amounts under these programs are stated exclusive of directly attributable commissions and certain taxes. Accordingly, the remaining repurchase capacity shown in this column may not equal the difference between the total dollar authorization and cumulative amounts reported in the Average Price Paid per Share column.

Item 5.    Other Information
Insider Trading Arrangements
During the three months ended October 2, 2026, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated any trading arrangements for the purchase or sale of securities of Sandisk Corporation that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (“Rule 10b5-1 Plan”), other than as set forth below:
•The Sandra Eng-Caulfield Revocable Trust, a revocable trust of the spouse of director Thomas Caulfield, adopted a 10b5-1 Plan on August 27, 2026. The maximum amount of shares that may be sold before the plan expires on August 31, 2027 is up to an aggregate of 4,000 shares of the Company’s common stock.

Item 6.    Exhibits
The exhibits listed in the Exhibit Index below are filed or furnished with, or incorporated by reference in, this Quarterly Report on Form 10-Q, as specified in the Exhibit List, including from exhibits previously filed with the Securities and Exchange Commission.
EXHIBIT INDEX

Exhibit Number	Description
2.1	Separation and Distribution Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)#
3.1	Amended and Restated Certificate of Incorporation of Sandisk Corporation dated as of January 28, 2025 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)
3.2	Amended and Restated Bylaws of the Company (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 14, 2025)
10.1	Amendment No. 1 dated as of September 9, 2026 by and among Sandisk Corporation, Sandisk Technologies, Inc., each lender party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on September 11, 2026)#
10.2	FY27 Form of Performance Stock Unit Award Agreement+†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101**
† Filed with this report.
** Furnished with this report.
+ This document has been identified as a management contract or compensatory plan or arrangement.
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
Dated: October 30, 2026